Form 10-K
period 1993-12-31
TURNER CORP
filed 1994-03-31
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1993

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from _______ to_______

                           Commission File No. 1-8719

                             THE TURNER CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                13-3209884
          (State or other jurisdiction of                          (I.
                                                                   R.S
                                                                   .
                                                                   Emp
                                                                   loy
                                                                   er
          incorporation or organization)
Identification No.)

          375 Hudson Street, New York, New York                    100
                                                                   14
          (Address of principal executive offices)
(Zip Code)

          Registrant's telephone number, including area code: (212)
          229-6000

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of Exchange
               Title of Class                          on which regist
                                                                   ere
                                                                   d
          Common Stock, $1 Par Value   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.          Yes [X]          No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.     [X]

      As of March 21, 1994, the aggregate market value on that date of the common stock held by non-affiliates (based upon the last sale price for the common stock on the American Stock Exchange) was $45,966,858.

     As of March 21, 1994, 5,109,457 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of definitive proxy statement to be filed pursuant to
Section 14(a) of the Securities Exchange Act of 1934 - Part III, Items
10-13.

                                     PART I
Item 1.         Business.

     The Turner Corporation (the "company") is a holding company that is engaged together with its subsidiaries in general building construction and construction management in the United States and abroad and in real estate investment in the United States. The Turner Corporation establishes general policy direction, coordination and planning, and provides cash management, internal accounting control and other management services for its operating subsidiaries.

   Due to economic conditions generally, and to factors specifically affecting the commercial real estate market, beginning in 1989, there was a significant slowdown in commercial construction. In an effort to minimize the effects of this slowdown, during the last several years, the company's construction subsidiaries increased their focus on municipal, institutional, public, justice and amusement (i.e., hospital, university, aviation, aquariums, arenas and similar) projects. Approximately 55% in dollar value of the contracts awarded to the construction subsidiaries in 1993 were in this area.

   During 1993, plans were developed to significantly reduce the company's future operating costs and expenses and to improve productivity. This restructuring program principally involves a reduction in the number of staff, plus the consolidation of offices and facilities and the reorganization of support functions. This program will be implemented in 1994 and is expected to be completed in 1995.

   During the early 1980's, the company acquired and developed a number of properties. In 1987, the Company decided to discontinue its property development activities and began trying to dispose of the properties it owned.

   During 1993, the company sold three real estate properties and a number of condominium units for $23.5 million which was essentially the carrying amount of the properties on the company's books. While the company continues to seek purchasers for its real estate properties, it is unlikely it will be able to dispose of its properties in their entirety until there are more stable market conditions in the areas in which the company's properties are located.

   Financial information about the registrant's operations in its construction and real estate segments appear in the consolidated financial statements and in footnote 15 on page 34 in Part II, Item 8 of this report.

   At December 31, 1993, The Turner Corporation and subsidiaries employed approximately 2,500 staff employees, of which 1,400 held supervisory positions and 1,100 held non-supervisory positions. Construction Business.
     The Turner Corporation's construction business is conducted by a number of construction subsidiaries (together, "Turner Construction"). Turner Construction is engaged primarily in the construction of commercial and multi-family residential buildings, manufacturing and research facilities, hospitals, correctional facilities, stadiums and other entertainment facilities, airports and other structures. Also, it has a division which does interior work, such as building-out office space. Turner Construction normally does not build roads, dams, or similar infrastructure elements. Turner Construction primarily acts as a general building contractor or as a construction manager. However, Turner Construction also sometimes acts as a consultant to owners and others.

    Although Turner Construction is a nationwide (and to a lesser extent, worldwide) construction firm, Turner Construction attempts to compete locally in major cities of the United States through essentially self-contained regional offices and partially self-contained branch offices. Its effort is to be a major builder in each city or region in which it has an office.

    The Turner Corporation's principal construction subsidiary is Turner Construction Company. Universal Construction Co., Inc., The Lathrop Company Inc., and Turner Caribe Inc., wholly-owned subsidiary companies of The Turner Corporation or Turner Construction Company, are also engaged in construction activities in the United States principally in the Southeast, Midwest and Puerto Rico. BFW Construction Co., Inc. was a wholly owned subsidiary of the Company through June 30, 1993 and was engaged in construction activities in the Southwest.

     When it acts as a general building contractor, Turner Construction normally undertakes to construct a project and is paid the entire price for the completed project. Most aspects of the construction, however, are performed by subcontractors who are paid by Turner Construction. The functions actually performed by Turner Construction are the planning and scheduling of a construction project, the procurement of materials, the marshalling of the manpower required for the project, the awarding of subcontracts and the direction and management of the construction operation. During 1993, 1992, and 1991 general building contracting activities represented 69%, 78%, and 83% respectively of Turner Construction's value of work completed.

     Turner Construction makes extensive use of specialty contractors (such as structural steel contractors, electrical contractors and plumbing contractors) as subcontractors in the performance of its construction contracts. The extent to which work is performed by workmen on its own payroll varies with the location of a particular project and is largely dependent on the availability of experienced subcontractors in a particular area. Work performed by Turner Construction is generally limited to temporary facilities, foundation, concrete, masonry and carpentry work.

     In its performance of construction management services, Turner Construction, for a fee, monitors and coordinates the progress of the work done by specialty contractors who are employed directly by the owner to build the project. During 1993, 1992 and 1991 management construction services and consulting represented 31%, 22% and 17%, respectively, of Turner Construction's value of work completed. Construction management contracts involve less risk than do projects in which Turner Construction is a general building contractor. However, the profit from construction management contracts can be substantially less than that which Turner Construction can earn when it acts as a general building contractor.

     Construction contracts include lump sum or fixed price contracts, cost-plus fixed fee contracts and variations thereof including cost-plus guaranteed total contracts. The majority of Turner
Construction's business involves negotiated contracts. The remainder of its contracts are secured by competitive bidding.

   Turner International Industries, Inc. and its subsidiaries were engaged in construction activities during 1993 in the United Kingdom, Kuwait, Taiwan and other foreign countries.

    The company is also a partner with Karl Steiner Holding AG
("Steiner") of Switzerland in a joint venture by the name of Turner Steiner International S.A., which renders general building construction and construction consulting services outside Turner
Construction's and Steiner's respective home markets.

     The United States building construction industry is intensely competitive and Turner Construction Company and the other domestic construction subsidiaries compete with other major contractors as well as with small contractors. Competition in the industry takes on a number of forms, including fee levels, quality of service and degree of risk assumption. Construction companies can expand their operations rapidly and each large population center generally has a number of medium-sized building contractors accustomed to undertaking all but the largest and most complicated projects. Through its organizational structure of permanently established decentralized branch offices and subsidiaries, Turner Construction competes directly with those locally based contractors. Year-to-year operations may be adversely affected by general economic conditions which are unfavorable for business and industry. Exact statistical data is not available for determining the relative size of construction companies, however, based on the contract value of construction contracts received in 1993 and published industry data, Turner Construction believes that it is one of the largest building contractors operating principally within the United States.

     A portion of the company's construction activity is performed under payment and performance bonds obtained through bonding capacity from its sureties. Projects requiring surety bonds are usually either publicly funded or private projects, which often require FHA - type mortgage insurance. While the company's sureties limit the amount of new payment and performance bonds available, this limitation did not significantly restrict the company's ability to secure new work.
There could be certain circumstances, however, when this limitation could influence the company's selection of prospective projects to pursue.

     At December 31, 1993, the anticipated earnings associated with backlog from work to be completed under construction, construction management and construction consulting contracts and under awards believed to be firm but not yet confirmed by signed formal contracts was $91.8 million. The anticipated earnings from work to be completed on contracts and awards at December 31, 1992 was $96.6 million. Approximately 49% of the December 31, 1993 earnings backlog from construction contracts relates to work expected to be performed during 1995 and beyond. The backlog is important to long-range planning and continuity of work for the company's permanent staff. However, anticipated earnings from construction contracts cannot and should not be used as the basis of predictions with respect to future net income.

     The anticipated value of work to be completed under construction, construction management and construction consulting contracts and under awards believed to be firm but not yet confirmed by signed formal contracts was $4.66 billion at December 31, 1993. The anticipated value of work to be completed on contracts and awards at December 31, 1992 was $5.09 billion. Approximately 53% of the December 31, 1993 construction backlog is expected to be completed during 1995 and beyond.

     Value of construction completed represents the cost of work put in place and materials fabricated during the year and related earnings pursuant to construction and construction management contracts, together with fees and reimbursed expenses from consulting contracts. It is essentially a measure of construction activity during the year rather than "sales" or "revenues" in the sense that those terms are used in other industries.

     Because of the varying proportion of construction, construction management and construction consulting work, the impact of inflation on the value of construction completed, changes in anticipated earnings from construction contracts and anticipated value of work completed will not necessarily be correlative.

     At December 31, 1993, Turner Construction employed approximately 2,400 staff employees, of whom about 1,320 were executives, project managers, superintendents, engineers, purchasing agents, estimators, senior accountants and other supervisory personnel. In addition, Turner Construction employs foremen and building craftsmen for construction work which has not been subcontracted to specialty contractors. During 1993, approximately 3,300 foremen and building craftsmen were employed at various times.

Real Estate.

    The Company's subsidiaries involved in real estate operations are Rickenbacker Holdings, Inc. ("RHI"), and Turner Development Corporation and subsidiaries ("TDC"). Turner Construction also has certain real estate holdings, either directly or through joint venture interests, which are currently being marketed. These holdings relate to residential condominium developments in Boston and Puerto Rico.

     From 1980 to 1987, TDC engaged in real estate development in the United States, principally in Florida, Georgia, Illinois, Michigan and Virginia. TDC developed and marketed office buildings and other commercial and residential properties, principally in metropolitan suburban areas.

     TDC essentially discontinued new development activity in 1987. It is attempting to sell land parcels previously held for development as well as certain developed projects. At December 31, 1993, TDC owned properties in seven states.

     TDC's development projects were financed principally by construction and mortgage loans. TDC is attempting to market projects to institutional and other investors in commercial real estate. In connection with sales of projects, TDC may be required to guarantee levels of occupancy and rentals for limited periods.

     Turner Medical Building Services ("TMBS") is engaged in project consulting and development services for ancillary medical and other health care facilities. Its principal clients are hospitals, physician group practice clinics, nursing home and life care sponsors. TMBS provides management of architectural and construction services. TMBS subcontracts the design and construction of its projects.

     At December 31, 1993, TDC (including Turner Medical Building
Services) had 4 employees, of whom 3 were management, marketing and other supervisory personnel.

     RHI owns and leases an air cargo distribution facility located at the Rickenbacker Airport in Columbus, Ohio. It is attempting to market fifteen hundred acres of an adjacent property. It has one principal tenant of the facility whose lease expires in 1996. Unless RHI is able to extend the lease or replace the tenant, its earnings will be adversely affected.

Item 2.         Properties.

     The Company's executive offices and offices of subsidiary companies are located in leased facilities in commercial office buildings, except for Universal Construction Co., Inc., which owns a small office building in which its offices are located. The company's corporate headquarters and New York branch office are in 100,000 square feet of space which is leased until 2005. Rental expense for this space during 1993 was $2,140,000. Each construction project has temporary field offices.

     Turner Construction operates three equipment and storage yards, located in Newark, New Jersey, Cincinnati, Ohio and St. Louis, Missouri for the storage and repair of its construction tools and equipment. Turner Construction owns the Ohio storage and repair yards and leases the New Jersey, and Missouri facilities. Universal Construction Co., Inc., owns a yard, while The Lathrop Company, Inc., leases yards for the storage and repair of construction equipment.

     Turner Construction leases major construction equipment such as hoists, cranes and personnel lifts from equipment suppliers for use on particular projects and generally owns only small tools and other miscellaneous equipment; Universal Construction Co., Inc., and The Lathrop Company, Inc. each own construction equipment, earth-moving equipment and small tools.

     TDC holds as an investment a wholly-owned apartment complex which it had previously developed, located in Orlando, Florida (200 units). This property is encumbered by a mortgage note payable.

     RHI owns certain buildings and air cargo handling equipment at the Rickenbacker Airport in Columbus, Ohio, which collateralize related revenue bonds.

Item 3.         Legal Proceedings.

     The company is a defendant in various routine litigations incident to its business. While in some instances the amounts sought are very substantial, and certain parties are withholding amounts included in construction receivables pending the outcome of the litigation, in the opinion of management the resolution of such litigation will not have a material adverse effect on the financial position or results of operations of the company.

Item 4.         Submission of Matters to a Vote of Security Holders.

    None

                                     PART II

Item 5.         Market for the Registrant's Common Equity and Related
Stockholder Matters.

          The Turner Corporation common stock is listed on the American Stock Exchange under the symbol TUR.

Quarterly Stock Information
_________________________________________
1993    High      Low       Close
First  $11.750    $7.375   $11.50
Second  12.875    11.00     12.50
Third   13.00      9.625     9.875
Fourth  10.50      6.75      7.875
_________________________________________
1992    High      Low       Close
First  $11.875    $6.375    $9.75
Second  10.375     8.375     8.50
Third    9.875     8.00      9.00
Fourth   8.875     6.875     7.25

     No dividends were declared or paid in 1993 or 1992. As of March 21, 1994, there were approximately 3,065 record holders of the registrant's common stock.

Item 6.       Selected Financial Data
The Turner Corporation and
Subsidiaries
       FIVE- YEAR SUMMARY OF
       FINANCIAL INFORMATION
(in thousands, except share
amounts)

                                 1993     1992      1991      1990     1989
Value of construction         $2,768,   $2,644    $2,672,    $3,258   $3,561
completed                        379     ,794       475      ,325     ,597

Earnings from construction    $67,434        $         $         $        $
contracts                              73,118    68,672    84,107   83,004
Earnings (losses) from real    (8,069   (7,603    (10,712    (30,23 ( (17,87
estate operations                  )        )         )        3) d     6)
                                                                  )

Gross earnings                $59,365        $         $         $        $
                                       65,515    57,960    53,874   65,128
Net income (loss)              (6,205 (  4,000  ( 11,342  ( (10,76    2,769
                                   ) a         b         c     8)
                                     )         )         )
Net income (loss) per common   (1.55)      .50      2.06    (2.41)      .54
share - primary
Dividends per Series B           2.16     2.16      2.16      2.16      .87
preferred share
Dividends per Series C          85.00    38.00
preferred share                                    --        --       --
Dividends per common share                                    1.00
                                --       --        .50               1.075
Stockholders' equity          $54,683        $         $         $        $
                                       60,721    46,403    35,755   50,309
     Weighted average common 5,186,4   5,074,    4,981,1    4,925,   4,456,
shares outstanding - primary      42      943        52       072      240
Total assets                  $664,20        $         $         $        $
                                   6   726,55    734,841    782,25   886,47
                                            8                   6        6
 Notes payable due after one $ 69,545        $         $         $        $
        year and convertible           77,635    103,420    78,393   100,96
                   debenture                                             7
(a) Includes restructuring
charges of $8,500.
  (b) Includes extraordinary
 gain of $316 and cumulative
 effect of accounting change
                  of $1,454.
(c) Includes pension
curtailment gain of $29,862.
  (d) Includes write-down of
   real estate properties of
                    $15,900.
Item 7.         Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations 1993 vs. 1992
The company reported a net loss of $6.2 million in 1993 or $1.55 per common share compared to net income of $4.0 million in 1992 or $0.50 per common share. This change is primarily attributable to provisions for restructuring charges in 1993 of $5.6 million and real estate valuation adjustments in 1993 of $4.0 million, both net of tax. Also 1992's net income included a non-recurring extraordinary gain of $.3 million from the extinguishment of debt and a gain of $1.5 million due to the cumulative effect of an accounting change, both net of tax.

Gross earnings declined 9.4 percent from 1992 to $59.4 million primarily due to a decline in construction earnings and an increase in the real estate loss due to the valuation adjustments noted above.

General and administrative expenses also increased 26 percent primarily due to increased interest costs associated with corporate credit facilities and costs incurred in implementing the company's "Total Quality Management" program.

1993's results are more fully described in the discussion that follows.

Construction:
Earnings from construction for 1993 were $67.4 million or 7.8 percent less than 1992. Despite a 4.7 percent increase in construction completed, earnings from construction contracts declined, due in part to the continuing soft market and to more intense competition that has put pressure on fees from work secured over the last two years. In addition, provisions were made for certain contract disputes that are expected to be concluded in future periods.

The nature of the company's construction activity has also shifted in recent years, resulting in a significant increase in construction management contracts which represented 25 percent of the value of construction completed in 1993 as opposed to 17 percent in 1992 and 11 percent in 1991. While this type of contract normally involves lower risk than other types of construction contracts it also typically carries lower fees than other types of contracts. Therefore, the increasing frequency of construction management contracts has contributed to the decline in the profitability ratio (construction earnings divided by value of construction completed).

The value of new contracts secured in 1993 was $2.67 billion, down 15 percent from 1992. The reduction in sales is a result of a continuing soft market and more intense competition. The sales increase that had been experienced in 1992 by focusing on selected markets was not repeated in 1993 due to the increased competition in these markets; however, the commercial markets began to rebound in 1993 and the company's penetration in these markets has also improved. In addition, construction management sales in 1993 have declined in favor of more traditional general contracting projects, the effects of which should be reflected in 1994.

According to F.W. Dodge, the company's traditional non-residential building market is expected to increase by approximately 10 percent in 1994 and management believes it is well positioned to take advantage of this growth.

The company's sureties limit the annual amount of new payment and performance bonds available to the company. This limitation did not significantly restrict the company's ability to secure new business in 1993; however, there could be certain circumstances in which it could influence the company's selection of prospective projects.

At the end of 1993 the anticipated earnings associated with backlog from work to be completed under contracts and awards believed to be firm were $91.8 million, down five percent from 1992. The backlog in terms of value of construction to be completed declined 8.5 percent from 1992 to $4.66 billion. The decline in both backlog earnings and construction volume is a reflection of the reduced sales in 1993 and carryover of the reduced fees from contracts secured in 1992. On average, fees on contracts secured in 1993 were slightly higher than fees secured in 1992, which management believes is an indication that the decline in fees is reversing.

Approximately 49 percent of the earnings backlog and 53 percent of the value of construction backlog relates to work to be performed in 1995 and beyond. Estimated earnings from construction backlog cannot and should not be used as a basis for predicting future net income.

Real Estate:
Losses from real estate operations increased 6 percent from 1992 to $8.1 million. While operating costs were reduced in 1993 due to the sale of properties, the outsourcing of property management operations, and reduced interest costs, an additional valuation provision of $6.0 million was charged to real estate operations in 1993 as a reserve against asset values in relation to their carrying value.

The company's real estate portfolio is carried at estimated net realizable value or at cost, as applicable. During 1993 the company sold three properties and certain condominium units at their approximate carrying value.

Management believes that the timing of future sales will depend upon achieving reasonable values under more stable market conditions which the company estimates may take up to two years for the developed properties and a more prolonged period for the undeveloped land parcels.

Until conditions in the real estate market improve to the point that will permit the company to conduct real estate transactions, the company will continue to review the asset values of the unsold properties in relation to prospective net realizable value and make adjustments as necessary.

As part of a transaction in 1986 in which the company acquired the development rights to the 1,600-acre Rickenbacker Air Industrial Park, the company entered into a lease, as lessor, for a 100-acre site for a term of 10 years. Under the original term of the lease agreement, the company may continue to experience losses of approximately $.5 million per year, before taxes, primarily due to depreciation charges relating to the facility's buildings and equipment. These losses do not have a significant impact on the company's cash flow. The company is currently negotiating with the tenant to renew the lease when it expires in 1996. Unless the company is able to extend the lease or replace the tenant, expiration of the lease will adversely affect the company's earnings.

Operating and General and Administrative Expenses:
Recognizing the ongoing decline in its traditional markets and the reduced profitability from work secured, the company has taken steps to reduce its future expense base. In the fourth quarter the company recorded an $8.5 million ($5.6 million after tax) provision for restructuring. The provision included estimated expenses required to implement the company's plan to consolidate certain support functions company-wide and to scale down operations in shrinking geographic markets. These measures were taken to streamline operations and improve profitability and the company expects that they will begin to benefit financial performance in the later periods of 1994 with the full impact being felt in 1995 and thereafter. The benefits are expected to come from reduced staff and staff support costs.

In total, operating and general and administrative expenses increased
2.3 percent to $59.8 million in 1993 exclusive of the restructuring charge noted above. The majority of the change reflects an increase in interest costs associated with corporate credit facilities, costs incurred in implementing the company's "Total Quality Management" program which was put in place in most of the company's business units in 1993 and an increase in the company's employee benefit expenses.

Operating expenses for construction and real estate operating expenses continued to decline due to the benefit of a full year of cost reduction programs put into effect in prior years.

Other Income:
In 1993 the company recorded other losses of $.9 million down from $2.9 million in 1992. The other losses are primarily associated with the investment in Turner Steiner International S.A. (TSI), which resulted in a $3.0 million loss to the company in 1993 compared to a $1.7 million loss in 1992. This foreign investment continues to operate at a loss as it establishes itself in markets in Europe, the Middle East and the Far East. Work has been secured in all three markets and TSI is expected to approach profitability in the latter part of 1994. In 1992 other losses also included an investment in other overseas operations which was sold in 1993. The 1993 losses were partially offset by gains recorded from the company's investments in marketable securities.

Income Taxes:
In 1993 the company derived a net tax benefit of 37 percent of the pre-tax loss. In 1992 the provision for income taxes amounted to 44 percent of pre-tax income. The difference is primarily attributable to a minimum state and local tax obligation not associated with operating results.

The company has recorded $16.8 million of deferred tax assets having resulted principally from net operating loss and tax credit carryforwards. Management believes that no valuation allowance is required for these assets due to available tax planning strategies primarily related to the company's pension plan.

Fourth Quarter 1993 Compared to Third Quarter 1993:
Results for the fourth quarter of 1993 amounted to a net loss of $9.0 million or $1.83 per common share compared to net income of $.9 million or $0.09 per common share recorded in the third quarter. A significant amount of the fourth quarter results were attributable to the restructuring charge and the real estate valuation charge noted above.

Fourth quarter construction operations reported value of construction completed of $715.1 million and operating income of $5.8 million compared to $735.2 million and $8.2 million, respectively in the third quarter. The decline in fourth quarter performance is attributable to projects winding down in the latter part of the year which have been replaced by new work scheduled to start after the first quarter of 1994.

Exclusive of the valuation charge, real estate operating losses decreased by 33 percent from the third to the fourth quarter. Essentially this improvement was attributable to reduced costs due to the sale of properties.
Operating and general and administrative expenses, exclusive of the restructuring charge, increased 7 percent from the third quarter primarily due to the reduction in construction activity noted above which resulted in a reduction in the amount of staff costs chargeable to projects.

In the fourth quarter of 1993 the company recorded a $1.1 million other loss compared to $.4 million of other income recorded in the third quarter. The positive results in the third quarter reflected gains on the sale of marketable securities most of which were recorded in that period. The losses in the fourth quarter were mostly attributable to the TSI results.

1992 Compared to 1991:
The company reported net income of $4.0 million in 1992 compared with $11.3 million in 1991. However, the 1991 net income was due entirely to a $29.9 million gain from curtailment of a pension plan. The 1992 results were primarily due to improved performance in both the construction and real estate segments of the company's operations, as well as reductions in operating and overhead expenses. Included in 1992's results was a $1.7 million net loss associated with the investment in Turner Steiner International S.A. which was charged to Other Income.

Construction earnings increased by $4.4 million due to improved earnings on work carried over from prior years. Losses from real estate operations decreased by $3.1 million, primarily due to improved operating results and declining interest rates. Operating and general and administrative expenses decreased by $10.4 million due to the company's continued cost containment efforts which had begun in prior years. In 1992 the company also recorded an extraordinary gain of $.3 million from the extinguishment of debt and a gain of $1.5 million due to the cumulative effect of an accounting change, both net of tax.

Financial Condition:
In total, the company recorded a decrease in cash and cash equivalents in 1993 of $12.8 million or 33 percent from 1992, primarily related to the paydown of real estate debt.

Operating activities provided positive cash flows of $8.5 million primarily associated with construction profitability. The charges for restructuring and real estate valuation had no cash impact in 1993. Much of the restructuring charge is expected to be expended in the first two quarters of 1994 and management believes that cash provided from operations, its revolving credit facility and its short-term borrowing capacity will be sufficient to fund the expenditures.

Cash flows provided by investing activities amounted to $5.5 million and were due primarily to the funds received from the sale of real estate properties. The company also invested $6.5 million in a condominium project in Boston which is expected to be substantially sold by the end of 1994. Cash flows used in financing activities amounted to $26.9 million, primarily attributed to the paydown of debt associated with the real estate properties sold.

Management believes the company's cash flows from construction backlog, its $40 million revolving credit facility and amounts available from overnight credit facilities will be sufficient to support the company's operations. Debt maturing in 1994 will be paid from funds generated from operations or will be refinanced prior to its actual maturity date.

Fair Value of Financial Instruments:
As described in Note 16 to the financial statements, certain financial instruments have fair values which differ from their carrying amounts. The difference in the values related on Notes payable reflect current favorable interest rates and terms, given the underlying value of the loan collateral.

Inflation:
Inflation and changing prices during the current fiscal year have not significantly affected the major markets in which the company conducts its business. Domestically, prices have remained relatively stable. In view of the moderate rate of inflation, its impact on the company's business has not been significant.

Investments in Equity Securities:
In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which mandates that debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Statement is effective for fiscal years beginning after December 15, 1993, and is to be initially applied as of the beginning of an enterprise's fiscal year. The company's investment in marketable securities would be classified as available-for-sale. The company will adopt the standard at the beginning of 1994 and management believes that the impact will not be material to the financial statements.

Item 8.         Financial Statements and Supplementary Data.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                  Page No.
Financial Statements:
  Report of Independent Public Accountants         14
  Consolidated Balance Sheets - as of December 31, 1993
     and 1992                                      15
  Consolidated Statements of Operations - for the years ended
     December 31, 1993, 1992 and 1991              16
  Consolidated Statements of Stockholders' Equity - for the
     years ended December 31, 1993, 1992 and 1991 17 Consolidated Statements of Cash Flows - for the years
     ended December 31, 1993, 1992 and 1991        18
  Notes to Consolidated Financial Statements       19-36
  Responsibilities for Financial Reporting         37

Schedules Included - for the years ended December 31, 1993, 1992 and
1991:
  II - Amounts Receivable from Related Parties and
       Underwriters, Promoters, and Employees
       Other than Related Parties.                 38-40


  IX - Short-Term Borrowings                       41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Turner Corporation:

We have audited the accompanying consolidated balance sheets of The Turner Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further discussed in Note 4 to the consolidated financial statements, the Company has significant interests in real estate properties which are carried at the lower of cost or estimated net realizable value. The financial statements do not purport to present these real estate interests at their current market value or liquidation value, which may be less than the carrying amounts presented. The Company's management presently intends to hold these real estate interests until they can be sold for prices which they believe reflect reasonable values under more stable market conditions. Management expects to dispose of their interests in the developed properties for those prices generally within the next two years, and to hold the undeveloped land parcels for a longer period of time.

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of The Turner Corporation and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions. As also discussed in Note 10 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for amortizing unrecognized pension actuarial gains and losses for the defined benefit pension plan.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to the financial statements are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



New York, New York                      ARTHUR ANDERSEN & CO.
March 4, 1994
The Turner Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
  As of                                                   1993      1992
Decembe
  r 31,
Assets
   Cash                                                  $25,485 $38,305
    and
   cash
equival
   ents
Marketa                                                   13,046  13,613
    ble
securit
    ies
Constru
  ction
receiva
  bles:
  (Note
     3)
                                                         315,741 341,982
 Due on
contrac
     ts
includi
     ng
retaina
     ge
                                                          83,135  84,597
Estimat
     ed
unbille
      d
constru
  ction
  costs
    and
related
earning
      s
   Real                                                  117,275 142,348
 estate
  (Note
     4)
Propert                                                   17,725  21,849
  y and
equipme
nt, net
  (Note
     5)
Prepaid                                                   63,207  53,533
pension
   cost
  (Note
    10)
  Other                                                   28,592  30,331
 assets

  Total                                                  $664,20 $726,55
 assets                                                        6       8
Liabili
ties
Constru
  ction
account
      s
payable
      :
                                                         $239,15 $257,15
Trade                                                          6       4
                                                         117,647 129,094
 Due on
complet
 ion of
contrac
     ts
                                                          78,495  81,160
Accrued
estimat
ed work
complet
     ed
  Notes                                                  102,365 133,045
payable
    and
convert
   ible
debentu
     re
  (Note
     6)
Deferre                                                   13,708  18,165
      d
 income
  taxes
  (Note
     7)
  Other                                                   58,152  47,219
liabili
   ties

  Total                                                  609,523 665,837
liabili
   ties
Commitm
   ents
    and
conting
 encies
  (Note
    13)

Stockho   (Note 12)
 lders'
 Equity
Preferr
     ed
 stock,
 $1 par
  value
(2,000,
    000
 shares
authori
  zed):

 Series
    C 8
   1/2%
cumulat
    ive
convert
   ible
 (9,000
 shares
 issued
    and
outstan
  ding;
                                                               9       9
 $9,000
liquida
   tion
prefere
   nce)

 Series
      B
cumulat
    ive
convert
   ible
(850,00
      0
 shares
issued;
849,011
                                                             849     849
    and
849,494
outstan
  ding)
 Common
 stock,
 $1 par
  value
                                                           5,135   5,071
(20,000
   ,000
 shares
authori
   zed,
5,134,7
 78 and
5,070,5
     35
issued)
Paid in                                                   37,280  36,699
capital
Cumulat                                                    (787)   (783)
    ive
foreign
transla
   tion
adjustm
    ent
Retaine                                                   24,834  32,869
      d
earning
      s
                                                          67,320  74,714
  Less:                                                  (12,105 (13,668
Loan to                                                        )       )
Employe
e Stock
Ownersh
ip Plan
  (Note
    11)
                                                           (532)   (325)
Treasur
      y
 stock,
at cost
(53,489
    and
 22,647
 common
shares)

  Total                                                   54,683  60,721
stockho
 lders'
 equity
  Total                                                  $664,20 $726,55
liabili                                                        6       8
   ties
    and
stockho
 lders'
 equity
    The
accompa
  nying
  Notes
     to
Consoli
  dated
Financi
     al
Stateme
nts are
     an
integra
 l part
     of
  these
stateme
   nts.

The Turner Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)
For the years ended December 31,             1993    1992     1991
Value of construction completed (see       $ 2,768, $2,644, $ 2,672,
below)                                         379     794     475
Earnings from construction contracts        $67,43  $73,11   $68,67
                                                 4       8       2
Losses from real estate operations (see     (8,069  (7,603   (10,71
below)                                           )       )      2)
Gross earnings                              59,365  65,515   57,960
Operating expenses - construction           40,156  41,160   47,605
Operating expenses - real estate and other   3,053   4,143   6,027
General and administrative expenses         16,555  13,107   15,194
Restructuring charges (Note 2)               8,500       -       -
Income (loss) from operations               (8,899   7,105   (10,86
                                                 )              6)
Other income (loss), net (Note 14)           (870)  (2,903   29,816
                                                         )
Income (loss) before income taxes           (9,769   4,202   18,950
                                                 )
Income tax provision (benefit): (Note 7)
     Current                                   252     405   1,226
     Deferred                               (3,816   1,567   6,382
                                                 )
Total income tax provision (benefit)        (3,564   1,972   7,608
                                                 )
Income (loss)  before extraordinary gain
and cumulative effect
     of accounting change                   (6,205   2,230   11,342
                                                 )
Extraordinary gain, net of tax  (Note  6)        -     316       -
Cumulative effect of accounting change,          -   1,454       -
net of tax (Note 10)
Net income (loss)                          $ (6,205 $ 4,000 $ 11,342
                                                 )
Primary earnings (loss) per common share:
     Before extraordinary gain and         $ (1.55) $  0.15 $  2.06
cumulative effect of accounting change
     Extraordinary gain                          -    0.06       -
     Cumulative effect of accounting             -    0.29       -
change
     Net income (loss) per common share    $ (1.55) $  0.50 $  2.06
Fully diluted earnings (loss) per common
share:
     Before extraordinary gain and             (a) $  0.15 $  1.80
cumulative effect of accounting change
     Extraordinary gain                          -    0.05       -
     Cumulative effect of accounting             -    0.25       -
change
     Net income (loss) per common share        (a) $  0.45 $  1.80
Weighted average common and common
equivalent shares outstanding
     Primary                                5,186,  5,074,   4,981,
                                               442     943     152
     Fully diluted                             (a)  5,924,   5,831,
                                                       437     152
Value of construction completed consists     1993    1992     1991
of the following:
Revenue from construction contracts:
     Construction costs incurred by the    $ 1,848, $1,993, $ 2,110,
company                                        800     749     379
     Company's share of joint venture       160,02  134,28   200,04
construction costs                               1       0       1
     Earnings from construction contracts
(including joint venture earnings
         of  $3,253, $3,785 and $5,129 for  67,434  73,118   68,672
1993, 1992 and 1991, respectively)
Total revenue from construction contracts   2,076,  2,201,   2,379,
                                               255     147     092
     Construction costs incurred by owners
in connection with work
         under construction management and  692,12  443,64   293,38
similar contracts                                4       7       3
Value of construction completed            $ 2,768, $2,644, $ 2,672,
                                               379     794     475
Losses from real estate operations consist   1993    1992     1991
of the following:
Real estate sales                          $ 23,537 $   252 $ 2,574
Cost of sales                               (23,57   (252)   (2,666
                                                1)               )
Rental and other income                     13,497  15,026   14,513
Direct operating costs                      (10,05  (14,87   (18,93
                                                4)      9)      1)
Depreciation and amortization expense       (5,460  (5,930   (6,202
                                                 )       )       )
Write-downs and reserves                    (6,018  (1,820       -
                                                 )       )
Losses from real estate operations         $ (8,069 $(7,603 $ (10,71
                                                 )       )      2)
    The accompanying Notes to Consolidated             (a)
 Financial Statements are an integral part          Antidi
                      of these statements.          lutive

 The Turner Corporation
    and Subsidiaries
CONSOLIDATED STATEMENTS
OF STOCKHOLDERS' EQUITY
 (in thousands, except
     share amounts)
For the years ended             19               19                19
December 31,                    93               92               91
                         Shares    Amount Shares    Amount  Shares    Amount
Convertible preferred
stock, Series C
 Balance at beginning of  9,000        $9     --       $--     --       $--
year
 Preferred stock issued      --        --  9,000         9     --        --
 Balance at end of year   9,000         9  9,000         9     --        --
Convertible preferred
stock, Series B
 Balance at beginning of 849,49       849 850,00       850 850,00       850
year                          4                0                0
 Preferred stock retired  (483)        --  (506)       (1)     --        --
 Balance at end of year  849,01       849 849,49       849 850,00       850
                              1                4                0
Common stock
 Balance at beginning of 5,070,     5,071 4,980,     4,980 4,880,     4,880
year                        535              088              311
 Common stock issued     64,243        64 90,447        91 99,777       100
 Balance at end of year  5,134,     5,135 5,070,     5,071 4,980,     4,980
                            778              535              088
Paid in capital
 Balance at beginning of           36,699           26,997            26,202
year
 Excess of proceeds over
par value of
    Series C preferred                 --            8,991               --
stock issued
 Excess of proceeds over
par value of
    common stock issued               575              695              774
 Excess of proceeds over
cost of
    treasury stock                      6               16               21
issued
 Balance at end of year            37,280           36,699           26,997
Cumulative foreign
translation adjustment
 Balance at beginning of            (783)           (1,088           (1,068
year                                                     )                )
  Change in cumulative
translation adjustments
    during the year                   (4)              305             (20)
 Balance at end of year             (787)            (783)           (1,088
                                                                          )
Unrealized loss on
marketable equity
securities
 Balance at beginning of               --               --            (456)
year
 Sale of marketable                    --               --              456
equity securities
 Balance at end of year                --               --               --
Retained earnings
 Balance at beginning of           32,869           30,306           22,494
year
 Net income (loss) for             (6,205            4,000           11,342
the year                                )
 Cash dividends on
Series C preferred
stock, $85.00,
    $38.00 per share                (765)            (342)               --
       Cash dividends on           (1,835           (1,835           (1,836
      Series B preferred                )                )                )
 stock,  $2.16 per share
 Tax benefits on Series               770              740              740
B preferred stock
dividends
       Cash dividends on               --               --           (2,434
   common stock, $0, $0,                                                  )
          $.50 per share
 Balance at end of year            24,834           32,869           30,306
Loan to Employee Stock
Ownership Plan (ESOP)
 Balance at beginning of           (13,66           (15,26           (16,74
year                                   8)               0)               2)
 Repayment from loan to             1,563            1,592            1,482
ESOP
 Balance at end of year            (12,10           (13,66           (15,26
                                       5)               8)               0)
Treasury stock
 Balance at beginning of 22,647     (325) 25,965     (382) 27,371     (405)
year
 Purchase  of treasury   32,900     (240)     --        --  1,500      (22)
stock
 Treasury stock issued   (2,058        33 (3,318        57 (2,906        45
                              )                )                )
 Balance at end of year  53,489     (532) 22,647     (325) 25,965     (382)
Total stockholders'                $54,68           $60,72           $46,40
equity                                  3                1                3
  The accompanying Notes
         to Consolidated
Financial Statements are
     an integral part of
       these statements.

T
h
e
T
u
r
n
e
r
C
o
r
p
o
r
a
t
i
o
n
a
n
d
S
u
b
s
i
d
i
a
r
i
e
s
C
O
N
S
O
L
I
D
A
T
E
D
S
T
A
T
E
M
E
N
T
S
O
F
C
A
S
H
F
L
O
W
S
(
i
n
t
h
o
u
s
a
n
d
s
,
e
x
c
e
p
t
s
h
a
r
e
a
m
o
u
n
t
s
)
F                                                   1993    1992     1991
o
r
t
h
e
y
e
a
r
s
e
n
d
e
d
D
e
c
e
m
b
e
r
3
1
,
C
a
s
h
f
l
o
w
s
f
r
o
m
o
p
e
r
a
t
i
n
g
a
c
t
i
v
i
t
i
e
s
:
   Ne                                             ($6,20   $4,000   $11,34
    t                                                 5)                2
   in
   co
   me
   (l
   os
   s)
   Ad
   ju
   st
   me
   nt
    s
   to
   re
   co
   nc
   il
    e
   ne
    t
   in
   co
   me
   (l
   os
   s)
   to
   ne
    t
   ca
   sh
   pr
   ov
   id
   ed
   by
   op
   er
   at
   in
    g
   ac
   ti
   vi
   ti
   es
    :
      R                                            8,500       -        -
      e
      s
      t
      r
      u
      c
      t
      u
      r
      i
      n
      g
      c
      h
      a
      r
      g
      e
      s
      W                                            6,018   1,820        -
      r
      i
      t
     e-
      d
      o
      w
      n
      s
      a
      n
      d
      r
      e
      s
      e
      r
      v
      e
      s
      E                                                -   (571)        -
      x
      t
      r
      a
      o
      r
      d
      i
      n
      a
      r
      y
      g
      a
      i
      n
      C                                                -   (2,423        -
      u                                                        )
      m
      u
      l
      a
      t
      i
      v
      e
      e
      f
      f
      e
      c
      t
      o
      f
      a
      c
      c
      o
      u
      n
      t
      i
      n
      g
      c
      h
      a
      n
      g
      e
      E                                            3,027   3,928      875
      q
      u
      i
      t
      y
      i
      n
      a
      f
      f
      i
      l
      i
      a
      t
      e
      s
      '
      n
      e
      t
      l
      o
      s
      s
      D                                            9,824   11,043   11,450
      e
      p
      r
      e
      c
      i
      a
      t
      i
      o
      n
      a
      n
      d
      a
      m
      o
      r
      t
      i
      z
      a
      t
      i
      o
      n
      N                                           (9,674   (9,549   (4,824
      e                                                )       )        )
      t
      p
      e
      r
      i
      o
      d
      i
      c
      p
      e
      n
      s
      i
      o
      n
      c
      r
      e
      d
      i
      t
      P                                           (3,816   2,536    6,382
      r                                                )
      o
      v
      i
      s
      i
      o
      n
      (
      b
      e
      n
      e
      f
      i
      t
      )
      f
      o
      r
      d
      e
      f
      e
      r
      r
      e
      d
      i
      n
      c
      o
      m
      e
      t
      a
      x
      e
      s
      P                                                -       -   (29,86
      e                                                                2)
      n
      s
      i
      o
      n
      c
      u
      r
      t
      a
      i
      l
      m
      e
      n
      t
      g
      a
      i
      n
      C
      h
      a
      n
      g
      e
      s
      i
      n
      o
      p
      e
      r
      a
      t
      i
      n
      g
      a
      s
      s
      e
      t
      s
      a
      n
      d
      l
      i
      a
      b
      i
      l
      i
      t
      i
      e
      s
      :
        De                                        27,703   23,757   82,180
        cr
        ea
        se
        in
        co
        ns
        tr
        uc
        ti
        on
        re
        ce
        iv
        ab
        le
         s
        De                                            88   2,253      311
        cr
        ea
        se
        in
        in
        co
        me
        ta
        xe
         s
        re
        ce
        iv
        ab
        le
        De                                        (32,11   (25,85   (80,15
        cr                                            0)      7)       2)
        ea
        se
        in
        co
        ns
        tr
        uc
        ti
        on
        ac
        co
        un
        ts
        pa
        ya
        bl
         e
        De                                         5,142   (8,986    9,216
        cr                                                     )
        ea
        se
        (i
        nc
        re
        as
        e)
        in
        ot
        he
         r
        as
        se
        ts
        an
         d
        li
        ab
        il
        it
        ie
        s,
        ne
         t
                                                   8,497   1,951    6,918
   Ne
    t
   ca
   sh
   pr
   ov
   id
   ed
   by
   op
   er
   at
   in
    g
   ac
   ti
   vi
   ti
   es
C
a
s
h
f
l
o
w
s
f
r
o
m
i
n
v
e
s
t
i
n
g
a
c
t
i
v
i
t
i
e
s
:
                                                  (25,91   (13,61        -
   Pu                                                 3)      3)
   rc
   ha
   se
    s
   of
   ma
   rk
   et
   ab
   le
   se
   cu
   ri
   ti
   es
                                                  26,480       -        -
   Pr
   oc
   ee
   ds
   fr
   om
   sa
   le
   of
   ma
   rk
   et
   ab
   le
   se
   cu
   ri
   ti
   es
                                                  (8,137   (3,180        -
   In                                                  )       )
   ve
   st
   me
   nt
    s
   in
   jo
   in
    t
   ve
   nt
   ur
   es
                                                  (4,610   (4,373   (14,11
   Pu                                                  )       )       1)
   rc
   ha
   se
    s
   of
   pr
   op
   er
   ty
   an
    d
   eq
   ui
   pm
   en
    t
                                                   4,162     591      480
   Pr
   oc
   ee
   ds
   fr
   om
   sa
   le
   of
   pr
   op
   er
   ty
   an
    d
   eq
   ui
   pm
   en
    t
                                                       -       -    1,058
   Pr
   oc
   ee
   ds
   fr
   om
   sa
   le
   of
   in
   ve
   st
   me
   nt
    s
                                                  17,465       -    2,342
   Pr
   oc
   ee
   ds
   fr
   om
   sa
   le
   of
   re
   al
   es
   ta
   te
    ,
   ne
    t
                                                  (3,911   (2,468    (875)
   In                                                  )       )
   cr
   ea
   se
   in
   re
   al
   es
   ta
   te
                                                   5,536   (23,04   (11,10
   Ne                                                         3)       6)
    t
   ca
   sh
   pr
   ov
   id
   ed
   by
   (u
   se
    d
   in
    )
   in
   ve
   st
   in
    g
   ac
   ti
   vi
   ti
   es
C
a
s
h
f
l
o
w
s
f
r
o
m
f
i
n
a
n
c
i
n
g
a
c
t
i
v
i
t
i
e
s
:
                                                     639     786      874
   Co
   mm
   on
   st
   oc
    k
   is
   su
   ed
                                                       -   15,000        -
   Co
   nv
   er
   ti
   bl
    e
   pr
   ef
   er
   re
    d
   st
   oc
    k
   is
   su
   ed
                                                       -       -   (2,434
   Ca                                                                   )
   sh
   di
   vi
   de
   nd
    s
   to
   co
   mm
   on
   st
   oc
   kh
   ol
   de
   rs
                                                  (2,600   (2,177   (1,836
   Ca                                                  )       )        )
   sh
   di
   vi
   de
   nd
    s
   to
   pr
   ef
   er
   re
    d
   st
   oc
   kh
   ol
   de
   rs
                                                   1,563   1,592    1,482
   Re
   pa
   ym
   en
   ts
   fr
   om
   lo
   an
   to
   ES
   OP
                                                  62,963   42,386   10,852
   Pr
   oc
   ee
   ds
   fr
   om
   bo
   rr
   ow
   in
   gs
                                                  (89,21   (34,32   (9,665
   Pa                                                 7)      1)        )
   ym
   en
   ts
   on
   bo
   rr
   ow
   in
   gs
                                                       -   (1,201        -
   Ca                                                          )
   sh
   us
   ed
   fo
    r
   de
   bt
   re
   st
   ru
   ct
   ur
   in
    g
                                                       -   (5,034        -
   Fu                                                          )
   nd
   in
    g
   of
   jo
   in
    t
   ve
   nt
   ur
    e
   bo
   rr
   ow
   in
   gs
                                                      39      73       66
   Pr
   oc
   ee
   ds
   fr
   om
   is
   su
   an
   ce
   of
   tr
   ea
   su
   ry
   st
   oc
    k
                                                   (240)       -     (22)
   Pu
   rc
   ha
   se
   of
   tr
   ea
   su
   ry
   st
   oc
    k
                                                  (26,85   17,104    (683)
   Ne                                                 3)
    t
   ca
   sh
   pr
   ov
   id
   ed
   by
   (u
   se
    d
   in
    )
   fi
   na
   nc
   in
    g
   ac
   ti
   vi
   ti
   es

   Ne                                             (12,82   (3,988   (4,871
    t                                                 0)       )        )
   de
   cr
   ea
   se
   in
   ca
   sh
   an
    d
   ca
   sh
   eq
   ui
   va
   le
   nt
    s
   Ca                                             38,305   42,293   47,164
   sh
   an
    d
   ca
   sh
   eq
   ui
   va
   le
   nt
    s
   at
   be
   gi
   nn
   in
    g
   of
   ye
   ar
   Ca                                             $25,48   $38,30   $42,29
   sh                                                  5       5        3
   an
    d
   ca
   sh
   eq
   ui
   va
   le
   nt
    s
   at
   en
    d
   of
   ye
   ar
   No
   nc
   as
    h
   fi
   na
   nc
   in
    g
   ac
   ti
   vi
   ti
   es
    :

   Mo
   rt
   ga
   ge
   no
   te
   as
   su
   me
    d
   by
   th
    e
   bu
   ye
    r
   in
   co
   nn
   ec
   ti
   on
      w                                           $4,426       $    $   -
      i                                                        -
      t
      h
      t
      h
      e
      s
      a
      l
      e
      o
      f
      r
      e
      a
      l
      e
      s
      t
      a
      t
      e
                                                       -   6,000        -
   Se
   ri
   es
    D
   co
   nv
   er
   ti
   bl
    e
   pr
   ef
   er
   re
    d
   st
   oc
    k
   ex
   ch
   an
   ge
    d
   fo
    r
    a
   co
   nv
   er
   ti
   bl
    e
   de
   be
   nt
   ur
    e
                                                       -   2,500        -
   No
   te
   pa
   ya
   bl
    e
   fo
   rg
   iv
   en
   re
   la
   te
    d
   to
   th
    e
   ai
    r
   in
   du
   st
   ri
   al
   pa
   rk
   No
   nc
   as
    h
   in
   ve
   st
   in
    g
   ac
   ti
   vi
   ti
   es
    :

   No
   te
   pr
   ov
   id
   ed
   up
   on
   th
    e
   sa
   le
   of
   ce
   rt
   ai
    n
      a                                            1,577       -        -
      s
      s
      e
      t
      s
      a
      n
      d
      l
      i
      a
      b
      i
      l
      i
      t
      i
      e
      s
      o
      f
      a
      c
      o
      n
      s
      t
      r
      u
      c
      t
      i
      o
      n
      s
      u
      b
      s
      i
      d
      i
      a
      r
      y
                                                   1,185       -        -
   No
   te
    s
   pr
   ov
   id
   ed
   up
   on
   th
    e
   sa
   le
   of
   re
   al
   es
   ta
   te
   Th
    e
   ac
   co
   mp
   an
   yi
   ng
   No
   te
    s
   to
   Co
   ns
   ol
   id
   at
   ed
   Fi
   na
   nc
   ia
    l
   St
   at
   em
   en
   ts
   ar
    e
   an
   in
   te
   gr
   al
   pa
   rt
   of
   th
   es
    e
   st
   at
   em
   en
   ts
    .

THE TURNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share amounts)

1.  Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of The Turner Corporation and Subsidiaries and their proportionate interest in the accounts of construction joint ventures (the company). The company also has investments in affiliates and in real estate joint ventures, which are accounted for under the equity or cost method, as appropriate. All significant intercompany transactions and balances are eliminated. Certain prior year balances have been reclassified in the consolidated financial statements in order to provide a presentation consistent with the current year.

Construction Operations: The company determines construction earnings under the percentage of completion method. Under this method, the company recognizes as earnings that portion of the total earnings anticipated from a contract which the value of the work completed bears to the estimated total value of the work covered by the contract. As the company's construction contracts generally extend over more than one year, revisions in costs and earnings estimates during the course of the work are reflected in the year in which the facts which require the revision become known. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Claims are included in earnings from construction contracts at an amount based on the related contract costs when realization is probable and the amount can be reliably estimated.

The company continuously reviews estimated earnings from construction contracts and makes necessary adjustments based on current evaluations of the indicated outcome. In 1993 and 1992, the company wrote down certain construction receivables and claims deemed unrecoverable.

Under certain contracts, owners of buildings make payments directly to suppliers and subcontractors for all or for portions of work covered by the contract. The company considers such costs in determining contract percentage of completion and reports such amounts in the value of construction completed.

Real Estate Operations: Rental income, including fixed minimum rents and additional rents, under operating leases with tenants is generally recognized on a contractual basis.

Profit on sales of real estate is recognized in full when the profit is determinable, an adequate down payment has been received, collectability of the sales price is reasonably assured and the earnings process is substantially complete. If the sales transaction does not meet these criteria, all profit or a portion thereof is deferred until such criteria are met.

The real estate properties which are held for investment are carried at cost less accumulated depreciation and are assessed periodically for impairment based on the sum of undiscounted future cash flows. All other real estate properties and investments in real estate joint ventures are carried at the lower of cost or estimated net realizable value (Note 4).

Depreciation and Amortization: The company calculates depreciation on property and equipment, and on real estate primarily on the straight-line method. Estimated useful lives are as follows: buildings and improvements, 20-40 years; office machines and furniture, 5-10 years; and equipment, 10 years. Leasehold improvements (the company as lessee) to property used in company operations are amortized on a straight-line basis over the term of the lease. Tenant improvements (the company as lessor) on real estate properties are amortized on a straight-line basis over the term of the lease. Maintenance and repairs are expensed currently, except that expenditures for betterments are capitalized.

Cash  Equivalents:   The  company considers all investments  purchased
with maturities of 90 days or less to be cash equivalents.

Marketable Securities: Marketable securities are carried at the lower of cost or market. Unrealized losses on marketable securities, held for short term investment, are charged to expense.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which mandates that debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. SFAS No. 115 is effective for fiscal years beginning after December 15, 1993, and is to be initially applied as of the beginning of an enterprise's fiscal year. The company's investments in marketable securities would be classified as available-for-sale. The company will adopt the standard at the beginning of 1994 and management believes that the impact will not be material to the financial statements.

Income Taxes: Prior to January 1, 1993, deferred income tax expenses or credits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for financial reporting purposes and for purposes of filing income tax returns in effect when the difference arose.

Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The adoption of the standard effective January 1, 1993 was not material to the consolidated financial statements.

The company does not provide for U.S. Federal income taxes on undistributed earnings of foreign subsidiaries since it is the company's intention to permanently reinvest those earnings outside the United States.

Foreign Currency Translation: Assets and liabilities of operations that represent an investment in a foreign country are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are accumulated as a separate component of stockholders' equity. Foreign exchange transaction gains and losses are included in results of operations during the periods in which they arise.

Earnings Per Common Share: Primary earnings per common share is based on net income less preferred stock dividends (net of tax benefits relating to Series B preferred stock) divided by the weighted average number of common and common equivalent shares outstanding. Fully diluted earnings per common share is further adjusted to reflect the assumed conversion of convertible preferred stock and the convertible debenture, and the elimination of the preferred stock dividends and interest expense on the convertible debenture, net of applicable income taxes, if such conversions are dilutive.
2.  Restructuring Charges
During  1993,  plans  were  developed  to  significantly  reduce   the
company's future operating costs and expenses and to improve productivity. This restructuring program principally involves a reduction in the number of staff, plus the consolidation of offices and facilities and the reorganization of support functions. This program will be implemented in 1994 and is expected to be completed in 1995. The results of operations for 1993 include $8,500 of pretax charges ($5,600 net of tax benefits, or $1.08 per share) relating to this program. The charges include provisions for severance pay, incentive programs relating to employee terminations, lease terminations and other reorganization costs. The restructuring charge is expected to be substantially expended in the first two quarters of 1994 and management believes that cash provided from operations, its revolving credit facility and its short-term borrowing capacity will be sufficient to fund the expenditures.


3.  Construction Receivables
Due on contracts included $106,665 of retainage at December 31, 1993. It is expected that approximately 85% of such retention will be collected by December 31, 1994. At December 31, 1992, retainage was
$115,911. Construction receivables include estimated net claims. The settlement of the claims depends on individual circumstances, accordingly, the timing of the collection will vary and may extend beyond one year. Those claims, primarily due to owner-caused delays, incomplete specifications, or similar reasons, amounted to $10,800 and $7,300 at December 31, 1993 and 1992, respectively.


4.  Real Estate
The company owns a portfolio of real estate, either directly or through joint venture interests, that includes commercial office properties, mixed-use warehouse/service properties, residential properties, undeveloped land, and certain buildings and hangars located at an air industrial park. The properties are located throughout the United States, but primarily in the Southeast and Great Lakes regions. Accumulated depreciation at December 31, 1993 and 1992 was $32,710 and $31,050, respectively.

Given the current real estate market, the company has determined that its interests in commercial office, mixed-use and residential condominium properties, and undeveloped land parcels will be available for sale when they can be sold for prices which the company believes reflect the reasonable value of the properties under more stable market conditions. Management expects to dispose of its interests in commercial office, mixed-use and residential condominium properties for those prices generally within the next two years. Given the current market for undeveloped land parcels, management anticipates a prolonged period before land values recover. Due to the relatively low holding costs of the company's undeveloped land parcels, the company intends to and has the ability to hold the properties for a longer period of time in order to achieve more reasonable prices upon disposition. The carrying amounts of the company's interests in these developed properties were $55,609 and $54,102, and in the undeveloped land parcels were $30,498 and $30,964 at December 31, 1993 and 1992, respectively. These real estate interests are carried at the lower of cost or estimated net realizable value. The net realizable values reflect the company's estimates of the net sales proceeds less anticipated capital expenditures through the estimated date of sale and disposal costs, which have not been discounted to net present value.

The company estimates the net realizable values by evaluating and making assumptions about future events with respect to the property, market conditions and anticipated investor rates of return. The net realizable values reflect each disposition based on the company's current intended holding period, and do not represent liquidation values. Judgements regarding future events are not subject to precise quantification or verification and may change from time to time as economic and market factors, and the company's evaluation of them change, and the effects of such changes may be significant.

The company actively monitors market conditions and reviews, on a quarterly basis, the net realizable values of its real estate interests and reduces carrying amounts when required. On a periodic basis, generally not exceeding two to three years, the company has independent appraisals performed for significant real estate interests for the purpose of assisting management in determining their current value and the appropriate timing of disposition. In connection with the company's review of the carrying amounts of its real estate interests, additional write-downs and reserves of $6,018 and $1,820 were recorded for the years ended December 31, 1993 and 1992, respectively.


5.  Property and Equipment
Property and equipment as of December 31, 1993 and 1992 consisted of:

                              1993          1992
Buildi                      $12,63        $13,43
   ngs                           3             2
   and
improv
ements
Office                      16,610        17,104
machin
es and
furnit
   ure
Equipm                      16,508        20,547
ent
Total                       45,751        51,083
 Less:
accumu
 lated
deprec
iation
                            (28,02        (29,23
   and                          6)            4)
amorti
zation
Net                         $17,72        $21,84
                                 5             9

6.  Notes Payable and Convertible Debenture
Notes payable and convertible debenture as of December 31, 1993 and 1992 consisted of the following:

                              1993          1992
  Land                      $31,87        $39,66
   and                           7             5
buildi
    ng
mortga
   ges
Revenu                      20,500        38,135
     e
 bonds
Employ                      12,800        14,300
    ee
 Stock
Owners
   hip
  Plan
Revolv                      24,000        19,000
   ing
credit
facili
    ty
Conver                       6,000         6,000
 tible
debent
   ure
Collat                           -         5,500
erized
credit
facili
    ty
Other                        7,188        10,445
Total                       $102,3        $133,0
                                65            45

Land and Building Mortgages: Variable rate mortgages bear interest at rates ranging from prime to prime plus 1 percent and mature in varying installments through 1998. The weighted average interest rate for 1993 and 1992 was approximately 6.64% and 6.87%, respectively. Fixed rate mortgages bear interest at 9.375% and are due in varying installments through 2001.

Revenue Bonds: Adjustable rate revenue refunding bonds collateralized by properties at the air industrial park mature in varying installments through 2010. The bonds bear interest at a weekly variable rate. The weighted average interest rate for 1993 and 1992 was approximately 2.46% and 2.83%, respectively. The bonds are supported by a letter of credit for which the company pays 1.50% per annum. The company entered into an interest rate swap agreement with a bank for a $15,000 notional amount providing for a fixed interest rate of 4.13% through December 15, 1996.

Multi-family facility revenue bonds collateralized by a residential property were retired in 1993 upon disposition of the property. The bonds bore interest at a weekly variable rate. The weighted average interest rate for 1993 and 1992 was approximately 3.32% and 5.81%, respectively.

Extinguishment of Debt: In December 1992, the company restructured certain debt relating to the air industrial park. The previously outstanding revenue bonds, which carried a fixed interest rate of
8.75% were redeemed at 102% of par value. In addition, $2,500 of other debt was forgiven. Proceeds for the redemption were primarily provided by a series of adjustable rate revenue refunding bonds issued in November 1992. The transaction resulted in a net extraordinary gain of $316.

Employee Stock Ownership Plan (ESOP): This loan was used to fund the company's loan to the ESOP and is payable in varying installments through 1999. Interest is payable quarterly at a variable rate equal to 83% of the prime rate or a percentage of LIBOR, at the company's option. The loan is collateralized by first mortgages on certain real estate properties and letters of credit. The loan allows for collateral substitution and upon disposition of such properties may require additional collateral to maintain loan-to-value relationships. The weighted average interest rate for 1993 and 1992 was approximately 3.44% and 4.20%, respectively. The loan agreement contains various covenants, including the maintenance of a minimum amount of stockholders' equity and debt coverage ratio. At December 31, 1993, the minimum stockholders' equity required was $50,000 and increases by $4,000 annually to $74,000 in 1999.

Revolving Credit Facility: The company has an unsecured revolving credit facility totaling $40,000, the proceeds of which are being used for general corporate purposes, which expires in 1996. The current facility permits the company to choose between various interest rate options. The weighted average interest rate for 1993 and 1992 was approximately 5.97% and 5.49%, respectively. The company pays a commitment fee at an annual rate of 1/2 of 1% on the unused portion of the facility. The facility contains various covenants, the most restrictive of which is a fixed-charge coverage requirement.

Convertible Debenture: In July 1992, the company issued a $6,000 8.5% convertible debenture which matures in 1997. The company may not prepay the principal balance prior to its maturity. At the option of the holder, the debenture is convertible into 6,000 shares of Series D 8 1/2 percent convertible preferred stock of the company. The holder must convert the full debenture principal balance at the time of conversion. The Series D stock is ultimately convertible into 600,000 shares of the company's common stock and carries terms similar to the Series C stock of the company, except as to the election of directors (Note 12).

Collateralized Credit Facility: The facility was collateralized by mortgages on real estate and matured in 1993. The facility bore interest at prime plus 1% or LIBOR plus 2.5%, at the company's election. The weighted average interest rate for 1993 and 1992 was approximately 5.70% and 6.34%, respectively.

Other: This amount includes a bank loan for the purpose of financing improvements to the company's offices which had an outstanding balance of $5,000 and $8,000 at December 31, 1993 and 1992, respectively. The principal is payable in semi-annual installments through 1995. The loan bears interest at LIBOR plus 0.25%. The weighted average interest rate for 1993 and 1992, including associated letter of credit fees, was approximately 4.85% and 5.47%, respectively.

The company maintains overnight credit facilities with various banks at varying rates. The company had available $18,000, of which no amounts were outstanding at December 31, 1993. The facilities are subject to periodic renewal from the banks and certain facilities carry annual commitment fees ranging from .375% to 1%.

Aggregate maturities of notes due are as follows:

  1994   1995   1996   1997   1998    Therea
                                      fter
$32,82 $21,76 $3,108 $9,449 $12,25    $22,97
     0      2                    0         6

Under the terms of the revolving credit facility, the company is annually required to pay down the facility for five consecutive days. Accordingly, any borrowings as of the end of the year are reflected as due within one year in the above maturity table.

Interest  cost, which approximates amounts paid, for the  years  ended
December  31,  1993,  1992  and 1991 was $7,427,  $8,124  and  $9,872,
respectively.

At December 31, 1993, $87,029 of real estate was pledged as collateral for notes payable.


7.  Income Taxes
The components of the income tax provision (benefit) are as follows:

                              1993          1992          1991
Curren
t:
Federa                           $             $        $    -
l                            -----         -----          ----
Foreig                         145           196           144
n
 State                         107           464         1,082
     &
 Local
                               252           660         1,226
Deferr
ed:
Federa                      (4,027         2,099         5,990
l                                )
 State                         211           437           392
     &
 Local
                            (3,816         2,536         6,382
                                 )

Total                       ($3,56        $3,196        $7,608
                                4)

The income tax provision (benefit) above consists of the following components:

                              1993          1992          1991
Operat                      ($3,56        $1,972        $7,608
ions                            4)
Extrao                           -           255             -
rdinar
y gain
Accoun                           -           969             -
  ting
change
                            ($3,56        $3,196        $7,608
                                4)

In the Statement of Operations for the year ended December 31, 1992, the extraordinary gain and the cumulative effect of the accounting change are shown net of the related tax provision.

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The source of these differences and tax effect of each at December 31, 1993 and for the years ended December 31, 1992 and 1991 are as follows:

                            Deferr               Provis
                                ed                  ion
                            Income               (Benef
                               Tax                  it)
                                                    for
                            Liabil               Deferr
                               ity                   ed
                            (Asset               Income
                                 )                Taxes
                              1993          1992          1991
Constr                        $556        ($314)        ($2,41
uction                                                      0)
earnin
    gs
Pensio                      24,287         4,216        12,243
     n
 plans
Deprec                       5,572         (156)           475
iation
  Real                      (2,362           159           350
estate                           )
proper
  ties
   Net                      (7,375        (1,886        (4,752
operat                           )             )             )
   ing
  loss
benefi
    ts
Restru                      (2,890             -             -
cturin                           )
     g
charge
     s
Altern                     (2,451)             -             -
 ative
minimu
 m tax
credit
carryf
orward
  Jobs                        (75)             -             -
credit
carryf
orward
Deferr                       (787)         (100)         (484)
    ed
compen
sation
  plan
Contri                       (848)         (231)         (269)
bution
     s
carryo
   ver
Other                           81           848         1,229
                            $13,70        $2,536        $6,382
                                 8

The company has recorded $16,788 of deferred tax assets having resulted principally from net operating loss and tax credit carryforwards. Management believes that no valuation allowance is required for those assets due to available tax planning strategies related to the company's defined benefit pension plan and dispositions of real estate assets.

A comparison of the Federal statutory rate with the company's effective tax rate is as follows:

                            1993         1992        1991
Statut          (34.0)%                 34.0%       34.0%
   ory
Federa
     l
income
   tax
  rate
(benef
   it)
 State            2.2                    8.3         5.1
   and
 local
taxes,
net of
Federa
     l
benefi
     t
Effect                    (1.6)          0.7         0.5
   ive
foreig
 n tax
  rate
  U.S.                    (1.4)          --          --
posses
  sion
   tax
credit
Other                     (1.7)          1.4         0.5
Effect                    (36.5)        44.4%       40.1%
   ive                      %
   tax
  rate
(benef
   it)


Income taxes paid (refunded) were $73, $(3,397) and $(3,495) for 1993, 1992, and 1991, respectively.

For Federal income tax purposes, the company has available at December 31, 1993 a net operating loss carryforward of $19,551 which is available to offset future taxable income and expires from 2004 through 2007, and an alternative minimum tax credit carryforward of $2,451 which can be carried forward indefinitely.

The   unrecognized  deferred  tax  liability  related  to   cumulative
undistributed earnings of foreign subsidiaries which were permanently reinvested was $227 at December 31, 1993.


8. Incentive Compensation Plans
The company sponsors two incentive compensation plans. The Executive Incentive Compensation Plan (EICP) authorizes payments of awards to executive  officers and other designated employees of the  company  in the form of cash and common stock of the company, which may be deferred in part at the election of the recipient. The committee that administers the plan determines the particular recipients who are to receive awards and the amounts of their respective awards. The amounts charged (credited) to expense in 1993, 1992 and 1991 aggregated $39, $1,092 and $(242), respectively.

The staff Incentive Compensation Plan (ICP) authorizes payment of awards in the form of cash and common stock of the company to certain salaried employees who are not participants in the company's EICP. All awards are deferred for a period of five years and are paid out in cash and common stock over a six-year period thereafter. Recipients must remain in the continuous employment of the company up to the distribution date in order to receive the award. The amounts charged to expense in 1993, 1992 and 1991 aggregated $116, $78, and $62, respectively.


9. Stock Options
The company has incentive stock option plans adopted in 1986 and 1992 which provide for the granting of options to officers and designated employees of the company to purchase shares of the common stock of the company at a price not less than the market value of the common stock on the date the option is granted. In addition, an incentive plan adopted in 1981 has been terminated and no new options can be granted under this plan, although unexercised options remain outstanding.

Options are exercisable in whole or in part from one to ten years from the date of the grant at the discretion of the stock option committee. Options granted under each plan may not exceed 400,000 shares. No charges to income arise in connection with the plans.

Option plan transactions during 1993 and 1992 are summarized in the following table:


                                                             Price
                                                             Range
                                  1993          1992
                                                               Per
                                                             Share
Outsta                          645,32        579,38         $8.44
 nding                               8             8           - $
Januar                                                       27.50
   y 1

Grante                          135,50        97,500          8.00
d                                    0                           -
                                                             12.50
Exerci                           (800)           -            8.50
sed
Cancel                          (20,24        (31,56          8.00
ed                                  0)            0)             -
                                                             25.50

Outsta                          759,78        645,32          8.00
 nding                               8             8             -
Decemb                                                       27.50
 er 31

Exerci                          636,56        633,94          8.44
 sable                               8             9             -
    at                                                       27.50
Decemb
 er 31

Option                          405,29        83,230
     s                               0
availa
   ble
   for
 grant
    at
Januar
   y 1

Option                          277,53        405,29
     s                               0             0
availa
   ble
   for
 grant
    at
Decemb
 er 31

10.  Employee Benefit Plans
The company has a noncontributory defined benefit pension plan which covers salaried employees who meet minimum age and length of service requirements. Benefits are based on members' years of service and averaged final salary.

The projected unit credit actuarial method is used to determine the recognition of net periodic pension expense and to determine funding requirements. The company will continue to fund the plan as required.

Plan assets consist primarily of pooled equity, debt and short-term investment funds, a pooled real estate equity fund and 675,000 shares of the company's common stock.

On March 31, 1991, the company curtailed its defined benefit pension plan such that benefits do not accrue to plan participants for future years of service. The curtailment resulted in a pre-tax gain of $29,862 which is included in Other income, net for the year ended December 31, 1991.

Effective  January  1,  1992,  the  company  changed  the  method  for amortizing unrecognized pension actuarial gains and losses for the defined benefit pension plan, under which the full amount of the net actuarial gain or loss in the year is being amortized over a period not exceeding the average life expectancy of employees. The effect of the change in accounting method for the year ended December 31, 1992 related to the 1992 pension expense was to increase net income by $641, net of tax, or $.12 per share on primary earnings per share and $.10 per share on fully diluted earnings per share. The cumulative effect of the change on prior years was to increase net income by $1,454, net of tax, or $.29 per share on primary earnings per share and $.25 per share on fully diluted earnings per share.

The pro forma amounts below have been adjusted for the effect of retroactive application of the change in accounting method as if the change had been adopted effective January 1, 1991.

                               For
                               the
                             years
                             ended
                            Decemb
                            er 31,
                              1992           1991
Income
before
extrao
rdinar
     y

  gain
   and
cumula
  tive
                            $2,230        $11,504
effect
    of
accoun
  ting
change
Primar
     y
earnin
gs per
                                 $              $
common                         .15           2.09
 share
 Fully
dilute
     d
earnin
    gs
   per                           $              $
common                         .15           1.83
 share
Net                         $2,546        $12,796
income
Primar
     y
earnin
gs per
                                 $              $
common                         .21           2.39
 share
 Fully
dilute
     d
earnin
    gs
   per                           $              $
common                         .20           2.05
 share

The table below sets forth the funded status of the defined benefit pension plan and amounts recognized in the company's financial statements at December 31, 1993 and 1992 and for the years then ended:

                              1993          1992
Actuar
   ial
presen
     t
 value
    of
benefi
     t

obliga
tions:
                            $81,84        $80,06
Vested                           3             3
benefi
    ts
                            86,670        85,341
Accumu
 lated
benefi
     t
obliga
  tion
                            86,670        85,341
Projec
   ted
benefi
     t
obliga
  tion
  Plan                      163,09        153,33
assets                           9             0
    at
  fair
 value

  Plan
assets
    in
excess
    of
projec
   ted
                            76,429        67,989
benefi
     t
obliga
  tion
Unreco                       1,825         2,003
gnized
 prior
servic
e cost
Unreco                      (9,763        (10,29
gnized                           )            4)
   net
  gain
Remain
   ing
unreco
gnized
   net
 asset
                            (5,284        (6,165
 being                           )             )
recogn
  ized
  over
    15
 years

Prepai                      63,207        53,533
     d
pensio
n cost

Compon
  ents
of net
period
    ic
pensio
     n

credit
:

Intere
    st
  cost
    on
projec
   ted
benefi
     t
                             6,829         6,725
obliga
  tion
                            (15,64        (12,02
Actual                          6)            2)
return
    on
  plan
assets
   Net                       (857)        (4,252
amorti                                         )
zation
   and
deferr
    al

   Net                      ($9,67        ($9,54
period                          4)            9)
    ic
pensio
     n
credit


The assumptions used in measuring the actuarial value of projected benefit obligations and determining the net periodic pension credit were:

                                1993          1992
Weight                         8.25%         8.25%
    ed
averag
     e
discou
    nt
  rate
  Rate                           N/A           N/A
    of
compen
sation
increa
    se
Expect
    ed
 long-
  term
  rate
    of
return
    on
                               10.0%         10.0%
  plan
assets


The company amortizes unrecognized prior service costs on a straight-line basis over a period not exceeding the average life expectancy of retirees.

Effective January 1, 1994, the company formed a cash balance plan to provide pension benefits to its employees, that were previously provided separately under the curtailed defined benefit pension plan and the defined contribution retirement plan. Management anticipates that the cash balance plan will significantly reduce the net periodic pension credit recognized in 1994 and future years, and result in a reduction of the prepaid pension asset.

The company also sponsors a defined contribution retirement plan, effective April 1, 1991, and a Section 401(k) tax deferred savings plan which covers salaried employees who meet minimum age and length of service requirements. Contributions to the defined contribution retirement plan are based on salaries and length of service. Matching contributions which began July 1, 1991, to the Section 401(k) plan are based on employee contributions and are limited to one-half of the first 3% of the employee's compensation. The aggregate amount charged to expense for these plans was $6,933 and $7,542 in 1993 and 1992, respectively.

Employees retiring from the company and eligible for an immediate benefit from the retirement plans (generally age 55 with 15 years of service) are eligible to continue their current medical insurance coverage into retirement. The medical benefits continue to be subject to the deductibles, copayment provisions and other limitations.
Retirees pay for a portion of the total cost of their medical insurance and starting with 1993 retirements, the portion of the total cost will be dependent on the individual's total company service at retirement. The medical plans of the company are funded on a pay as you go basis.

Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." The statement mandates accrual of postretirement health benefits during the years that employees render service.

The company will amortize to expense, over a 20-year period, the discounted present value of the obligation as of the adoption date. The table below sets forth the funded status of the plans and the amounts recognized in the company's financial statements at December 31, 1993 and for the year then ended.

_________________________________________________________________
Actuarial   present   value  of  accumulated  postretirement   benefit
obligation:

   Retirees                                  $16,162
   Fully eligible active plan participants   1,371
   Other active plan participants        4,788
   Accumulated unfunded postretirement benefit
      obligation                       22,321
   Remaining unrecognized transition obligation   (18,820)
   Unrecognized net loss              (1,744)
   Accrued postretirement benefit obligation $1,757
_________________________________________________________________
Net  periodic  postretirement  benefit  cost  includes  the  following components:
   Service cost                          $286
   Interest cost                         1,612
   Amortization of unrecognized transition obligation       991
_________________________________________________________________
   Net periodic postretirement benefit cost  $2,889
_________________________________________________________________
Impact of one percent increase in healthcare trend rate:
   Aggregate impact on 1993 service cost and interest cost       $120

   Increase in December 31, 1993 accumulated postretirement
      benefit obligation               $1,619
_________________________________________________________________

The accumulated postretirement benefit obligation was computed using an assumed weighted average discount rate of 7.5%. The healthcare cost trend rate was assumed to be 13% in 1993 decreasing by 1% a year to 6% in 2000 and 5.5% in 2001 and beyond.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits." This statement mandates the accrual of all types of postemployment benefits provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. The company will adopt this standard effective January 1, 1994. Management believes the impact when the standard is adopted will not be material to the consolidated financial statements.


11.  Employee Stock Ownership Plan
The company has a leveraged Employee Stock Ownership Plan (ESOP) for salaried employees who meet minimum age and length of service requirements. To fund the ESOP, the company originally borrowed $18,092. Proceeds of this borrowing were loaned to the ESOP, which purchased 850,000 shares of Series B convertible preferred stock.

Eligible employees are allocated the Series B stock over the term of the ten-year ESOP loan. The allocated shares vest after five years of service.
The Series B stock is callable, in whole or in part, at the option of the company at any time after July 1, 1994, at a price per share expressed as a percentage of the issue price of $21.29. At the company's option, the call may be satisfied by common shares, cash or a combination thereof. The call price is 112% in 1994 and decreases to 100% in 1999 and for years thereafter. The trustee may, at any time, convert each share of Series B stock into one share of common stock.

Prior to the retirement of the ESOP debt, employees can only redeem their vested preferred shares upon death or age 70 1/2. Once the debt is retired, shares can be redeemed at retirement, termination or death. The redemption value is established at the end of each year by an independent appraiser. The latest appraised value dated March 17, 1994 was $18.00 per preferred share. At the company's option, redemption by an employee may be satisfied by common shares, cash or a combination thereof.

The preferred stockholders are entitled to identical voting rights as the holders of common shares.

The loan to the ESOP is on the same terms as the company's bank loan. The ESOP will repay the loan (plus interest) with proceeds from the quarterly dividends paid on the Series B stock and contributions from the company. All contributions to the ESOP in excess of dividends are treated as compensation expense.

Compensation expense and interest income for the years ended December 31, 1993, 1992 and 1991 were:

                       1993       1992       1991
Compen                 $340       $215       $585
sation
expens
     e
Intere                 $509       $627     $1,018
    st
income

The interest income earned by the company on the ESOP loan offsets the interest expense incurred on the original borrowing, with no impact on the results of operations.


12.  Stockholders' Equity
On July 20, 1992, the company sold Karl Steiner Holding AG (Steiner) 9,000 shares of Series C 8 1/2 percent convertible preferred stock and 6,000 shares of Series D 8 1/2 percent convertible preferred stock for a total of $15,000. On July 22, 1992, the Series D stock was exchanged for an 8 1/2 percent convertible debenture due 1997 in the principal amount of $6,000 (Note 6).

The Series C stock is convertible into 1,000,000 shares of common stock or can be exchanged for 9,000 shares of Series E 8 1/2 percent convertible preferred stock (which is substantially identical to the Series C stock, except as to transferability and election of directors). The debenture is convertible into 6,000 shares of Series D stock, which is convertible into 600,000 shares of common stock. The Series C stock has, and the Series D and Series E stock will have, a liquidation preference of $1,000 per share and a cumulative dividend preference of $85 per share per year. At their option, the holders of the Series C, Series D and Series E stock will have the right to convert either the full amount or a partial percentage into common stock.

While the Series C stockholders own securities constituting (on an after-converted basis) more than 10 percent of the company's outstanding common stock, on a fully diluted basis, the Series C stockholders have the right to elect, as a class, between one and three directors, depending on the percentage of the outstanding stock owned. Holders of Series D and Series E stock, and Series C stock
(except  when  they are entitled to elect at least one director  as  a class), vote on an as-converted basis as though they held common stock. Holders of Series C or Series D stock also have the right to elect a director if the company is six quarters or more in arrears in paying dividends.

In connection with the purchase of the company's securities by Steiner, the company executed an agreement which provided the company and Steiner with certain rights, obligations and options which terminates on June 30, 2002, unless extended.

Under this agreement, Steiner has the right of first refusal in some instances with regard to sales by the company of more than five percent of its stock. In addition, if the company issues additional stock or convertible or exchangeable securities, Steiner will have the option in some instances to purchase similar securities to the extent necessary to maintain its percentage ownership.

If the company issues, in a transaction or related series of transactions, common stock or convertible or exchangeable securities totaling at least 15 percent of the company's outstanding common stock, on a fully diluted basis, the Series C stock will be redeemable during a 30-day period at its liquidation preference plus accrued or accumulated dividends, unless the holders of two-thirds of the Series C stock approve the transaction.

The company has a right of first refusal with regard to sales or transfers of the company's securities owned by Steiner constituting more than five percent of the company's outstanding common stock, on a fully diluted basis. In addition, the company has the option to repurchase the company's securities owned by Steiner, upon a change in control in the ownership of Steiner.

If after December 31, 1994, the price of the company's common stock is below $7 for at least 20 consecutive trading days (or if the agreement is not extended), Steiner may require the company either to find a buyer (which may be the company) for all of Steiner's holdings (or all its holdings except the debenture or Series D stock), or to sell Steiner additional common stock equal to Steiner's existing holdings on an as-converted basis, at a price selected by Steiner which is not higher than 115 percent of the market price of the company's common stock. The company will not decide until it knows the terms on which it is to find a buyer for Steiner's holdings or to sell Steiner additional common stock, which of the two options it will elect.

13.  Commitments and Contingencies
The company (as lessee) leases office space under operating leases having remaining non-cancelable lease terms in excess of one year. Rental expense for the years ended December 31, 1993, 1992 and 1991 amounted to $9,779, $10,103 and $10,393, respectively. Future minimum rental payments are as follows:

  1994   1995   1996   1997   1998 Therea
                                   fter
$8,856 $8,873 $8,161 $6,588 $5,484 $22,62
                                        9

The company (as lessor) has operating leases with tenants that provide for fixed minimum rent and reimbursement of a portion of operating costs. Additional rents for reimbursements included in rental income amounted to $390, $447, and $506 for 1993, 1992 and 1991, respectively.

Tenant leases on commercial office and mixed-use properties have terms of up to ten years, and leases on residential properties generally have terms of one year or less. Minimum future rental revenue from non-cancelable leases in effect at December 31, 1993 are as follows:

  1994   1995   1996   1997   1998    Therea
                                      fter
$10,97 $9,609 $2,742 $1,509   $836     $546
     6


In connection with the company's investment in a real estate joint venture to develop certain condominium properties in Boston, Massachusetts, the company has guaranteed, jointly and severally with its joint venture partner, the construction loan provided to the joint venture in the amount of $13,000. The loan is primarily secured by a mortgage and security agreement covering the property and various other assignment of rights and interests.

The company has jointly and severally guaranteed completion of a $88,800 construction contract which was entered into by Turner Steiner International, S.A., in which the company has a 50% interest.

In connection with the sale of certain assets and liabilities of a construction subsidiary, the company agreed to guaranty or otherwise indemnify their surety up to $15,000 in obtaining bonds in excess of $45,000.

The company owns certain buildings, hangars and equipment and is the ground lessee on the underlying land located at an air industrial park. The company has leased to a tenant the buildings, hangars, equipment and land with an initial term of 10 years expiring in 1996. The tenant was acquired by a third party in 1989. As part of the acquisition, the acquirer agreed to assume the tenant's lease obligations for the balance of its initial term and agreed to make joint efforts with the company to find a replacement tenant for the facility. Unless the company is able to replace the tenant, expiration of the lease may adversely affect the company's earnings. Rental income under this lease represented 33% of total rental income for 1993.

The company is a defendant in various routine litigations incident to its business. While in some instances the amounts sought are very substantial and certain parties are withholding amounts included in construction receivables, pending the outcome of the litigation, in the opinion of management the resolution of such litigation will not have a material adverse effect on the financial position and results of operations of the company.


14.  Other Income, net
The major components of Other income, net are as follows:

                            1993       1992       1991
Intere                    $1,036     $1,035     $1,297
st and
divide
    nd
income
Invest                       861          -          -
  ment
income
Pensio
     n
curtai
 lment
                               -          -     29,862
  gain
 (Note
   10)
Equity                    (3,027     (3,928      (875)
    in                         )          )
affili
 ates'
   net
  loss
Other                        260       (10)      (468)
                          ($870)     ($2,90     $29,81
                                         3)          6



15.  Business Segments
The Consolidated Statements of Operations provide segment information regarding revenues and operating expenses. Interest expense has been included in each segment presented. Certain other financial data of the company's business segments (construction and real estate) are presented below:

                         1993       1992        1991
Identi
fiable
assets
    at

year
end:

Constr                 $452,3     $483,2      $498,1
uction                     93         45          80
Real                   125,98     143,79      147,01
estate                      0          2           9
Genera                 85,833     99,521      89,642
     l
corpor
   ate
                       $664,2     $726,5      $734,8
                           06         58          41

Deprec
iation
   and

amorti
zation

expens
e:

Constr                 $3,034     $3,706      $3,937
uction
Real                    5,460      5,930       6,202
estate
Genera                  1,330      1,407       1,311
     l
corpor
   ate
                       $9,824     $11,04      $11,45
                                       3           0

16.  Disclosures about Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these amounts.

Marketable Securities: The fair value of marketable securities is based on quoted market prices for such investments. At December 31, 1993 and 1992, the fair value approximates the carrying amount.

Construction Receivables and Construction Payables: The carrying amount of construction receivables and construction payables approximate fair value as these amounts generally are due or payable within the company's operating cycle.

Notes Payable: The fair value of notes payable secured by real estate properties that mature within one year, is estimated based on management's intent with respect to refinancing. For those debt instruments which have been subsequently extinguished, the carrying amount approximates fair value. Otherwise, the fair value of such notes payable is estimated based on the company's risk adjusted incremental borrowing rate upon refinancing, given the underlying value of the loan collateral.

The fair value of notes payable secured by real estate properties with maturities in excess of one year, is estimated based on discounting the future cash flows at the company's year-end risk adjusted incremental borrowing rate for a similar debt instrument, given the underlying value of the loan collateral.

The fair value of unsecured notes payable is estimated based on the company's year-end incremental borrowing rate for similar liabilities.

The above methodologies for determining the fair value of notes payable reflect recent agreements entered into and currently under negotiation by the company. At December 31, 1993 and 1992, the fair value of notes payable was $95,021 and $114,580, respectively.

Convertible Debenture: The fair value of the convertible debenture is estimated based on the greater of the company's incremental borrowing rate for a similar debt instrument, or the value of the debt assuming conversion at the year-end stock price, which would reflect the probability of conversion by the debt holder. At December 31, 1993 and 1992, the fair value was $6,000.

ESOP Loan Receivable: The fair value of the loan receivable from the ESOP is estimated based on the fair value of the company's borrowing to fund the ESOP. At December 31, 1993 and 1992, the fair value was $12,255 and $13,533, respectively.

Interest Rate Swap Agreement: The fair value of the interest rate swap agreement on the adjustable rate revenue refunding bonds is estimated based on the discounted value of the difference between the fixed payments on the swap and the payments that would be required at current market fixed rates for a similar financial instrument. The fair value of the interest rate swap liability was $286 at December 31, 1993. The fair value of the interest rate swap was zero at December 31, 1992.


17.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

  1993                            March       June 30    Septemb   Decembe
Quarte                            31                    er 30     r 31
     r
 Ended
 Value                           $ 580,941   $ 737,080 $ 735,223 $  715,135
    of
constr
uction
comple
   ted
 Gross                           $  15,758   $  14,936 $  16,952 $   11,719
earnin
    gs
Income                              1,704       1,280     1,816   (14,569 (
(loss)                                                                  ) a
before                                                                    )
income
 taxes
   Net                                946         909       911   (8,971)
income
(loss)
Primar                                .09         .09       .09    (1.83)
     y
earnin
    gs
(loss)
   per
common
 share
   (e)
 Fully                                .08         .08       .07       (b)
dilute
     d
earnin
    gs
(loss)
   per
common
 share
   (e)
  1992                            March       June 30    Septemb   Decembe
Quarte                            31                    er 30     r 31
     r
 Ended
 Value                           $ 594,208   $ 669,885 $ 687,136 $  693,565
    of
constr
uction
comple
   ted
 Gross                           $  13,335   $  15,646 $  18,787 $   17,747
earnin
    gs
Income                            (1,740)       2,275     2,276     1,391
(loss)
before
income
 taxes
Income
(loss)
before
extrao
rdinar
y gain
   and
                                  (1,040)       1,268     1,216       786
cumula
  tive
effect
    of
accoun
  ting
change
Net                                   414 (     1,268     1,216     1,102 (
income                                    c                               d
                                          )                               )
Primar
     y
earnin
    gs
(loss)
   per
common
share:
   (e)

Before
extrao
rdinar
y item
   and
cumula
  tive
effect
    of                              (.26)         .20       .16       .05
accoun
  ting
change
   Net                                .03         .20       .16       .11
income
   per
common
 share
 Fully
dilute
     d
earnin
    gs
(loss)
   per
common
share:
   (e)

Before
extrao
rdinar
y item
   and
cumula
  tive
effect
    of                              (.22)         .17       .14       .05
accoun
  ting
change
   Net                                .02         .17       .14       .10
income
   per
common
 share
   (a)
   The
fourth
quarte
     r
includ
  es a
restru
cturin
     g
charge
    of
$8,500
   and
  real
estate
write-
 downs
   and
reserv
 es of
$5,188
     .
   (b)
Antidi
lutive
     .
   (c)
   The
 first
quarte
     r
includ
es the
cumula
  tive
effect
  of a
change
    in
accoun
  ting
method
    of
$1,454
     .
   (d)
   The
fourth
quarte
     r
includ
 es an
extrao
rdinar
y gain
    of
 $316.
   (e)
   The
quarte
   rly
   per
 share
amount
 s are
comput
    ed
indepe
ndentl
  y of
annual
amount
    s.





Responsibilities for Financial Reporting

The management of The Turner Corporation and Subsidiaries has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The financial statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis and are not misstated due to material fraud or error. The financial statements include amounts that are based on management's best estimates and judgements. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

The fair presentation of the company's financial position, results of operations and cash flows are reported on by the independent public accountants, Arthur Andersen & Co. (see Report of Independent Public Accountants) for each of the three years in the period ended December 31, 1993. Their report emphasizes that the company has significant interests in real estate properties, the carrying amounts of which are based on management's present intent to hold these properties until market conditions improve to the extent necessary to achieve reasonable prices upon disposition. Management has made available to Arthur Andersen & Co. all of the company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen & Co. during its audit were valid and appropriate.

To fulfill the responsibility for the reporting of financial results, management maintains a system of accounting and internal controls, including a program of internal audits which encompasses operational, financial and special audits. Management seeks to assure the quality of financial reporting by careful selection and training of supervisory and management personnel, by organization structures that provide an appropriate division of responsibility, and by communication of accounting and business policies and procedures throughout the company. Management believes the internal accounting controls in use provide reasonable assurance that the company's assets are safeguarded, that transactions are executed in accordance with management's authorizations, and that the financial records are reliable for the purpose of preparing financial statements. In addition, the company has distributed a statement of its policies for conducting business affairs in a lawful and ethical manner and receives reports of compliance annually.

The Board of Directors, through the Audit Committee of the Board, meets separately and jointly with management, the internal auditors and the independent public accountants on a periodic basis to assure itself that each is carrying out its responsibilities.
                             THE TURNER CORPORATION
                                and Subsidiaries
                        SCHEDULE II - AMOUNTS RECEIVABLE
                     FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                              at December 31, 1993


 Col. A    Col. B    Col. C        C                  Col. E
                                   o
                                   l
                                   .
                                   D
                                   D
                                   e
                                   d
                                   u
                                   c
                                   t
                                   i
                                   o
                                   n
                                   s
          Balance             Amounts    Amount      Balance
             at                            s         at Dec.
                                                    31, 1993
Name of   Jan. 1,    Addition  Collecte  Written   Current     Non-
 Debtor     1993        s         d        Off               Current

R. Wille  $100,000                                            $100,000
                    -         -          -         -
S.         165,000                                             165,000
Robinson            -         -          -         -
J.         100,000                                             100,000
Little              -         -          -         -
M. Smith   115,221                                             115,221
                    -         -          -         -
      J.   130,178                                   112,516    17,662
McCullou            -         -          -
      gh
Y. Roth    130,847               7,660                         123,187
                    -                    -         -
N. Makes   117,000              17,000                         100,000
                    -                    -         -
R. Wund    168,941              80,000                70,000    18,941
                    -                    -
      W.    85,597    22,700                                  108,297
Manteuff                      -                        -
      el

   These
   loans
    were
 made in
accordan
 ce with
 company
  policy
relating
  to the
purchase
of a new
residenc
    e in
connecti
 on with
transfer
      s,
reassign
ments or
   other
circumst
   ances
relating
  to the
business
  of the
company.
     The
   loans
outstand
  ing at
12/31/93
    bear
interest
at rates
 ranging
    from
4.32% to
  10.50%
     and
  mature
      at
 various
   dates
    from
 1994 to
2003 and
 in most
instance
   s are
collater
 alized.
 Certain
 amounts
      in
column E
constitu
      te
"bridge"
   loans
    made
 pending
       a
 sale of
       a
transfer
     red
employee
 's home
and bear
      no
interest
       .

                             THE TURNER CORPORATION
                                and Subsidiaries
                        SCHEDULE II - AMOUNTS RECEIVABLE
                     FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                              at December 31, 1992


 Col. A    Col. B    Col. C        C                  Col. E
                                   o
                                   l
                                   .
                                   D
                                   D
                                   e
                                   d
                                   u
                                   c
                                   t
                                   i
                                   o
                                   n
                                   s
          Balance             Amounts    Amount      Balance
             at                            s         at Dec.
                                                    31, 1992
Name of   Jan. 1,    Addition  Collecte  Written   Current     Non-
 Debtor     1992        s         d        Off               Current

R. Wille  $100,000                                            $100,000
                    -         -          -         -
J.         100,000             $50,000    $50,000                    -
Turnier             -                              -
S.         165,000                                             165,000
Robinson            -         -          -         -
J.         100,000                                             100,000
Little              -         -          -         -
M. Smith   101,817   $13,404                                   115,221
                              -          -         -
J.McCull   130,178                                  $112,516    17,662
ough                -         -          -
Y. Roth    130,847                                             130,847
                    -         -          -         -
N. Makes   117,000                                             117,000
                    -         -          -         -
 R. Wund    68,941   100,000                        150,000    18,941
                              -

   These
   loans
    were
 made in
accordan
 ce with
 company
  policy
relating
  to the
purchase
of a new
residenc
    e in
connecti
 on with
transfer
      s,
reassign
ments or
   other
circumst
   ances
relating
  to the
business
  of the
company.
     The
   loans
outstand
  ing at
12/31/92
    bear
interest
at rates
 ranging
    from
5.06% to
   8.75%
     and
  mature
      at
 various
   dates
    from
 1993 to
2001 and
 in most
instance
   s are
collater
 alized.
 Certain
 amounts
      in
column E
constitu
      te
"bridge"
   loans
    made
 pending
       a
 sale of
       a
transfer
     red
employee
 's home
and bear
      no
interest
       .

                             THE TURNER CORPORATION
                                and Subsidiaries
                        SCHEDULE II - AMOUNTS RECEIVABLE
                     FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                              at December 31, 1991


 Col. A    Col. B    Col. C        C                  Col. E
                                   o
                                   l
                                   .
                                   D
                                   D
                                   e
                                   d
                                   u
                                   c
                                   t
                                   i
                                   o
                                   n
                                   s
          Balance             Amounts    Amount      Balance
             at                            s         at Dec.
                                                    31, 1991
Name of   Jan. 1,    Addition  Collecte  Written   Current     Non-
 Debtor     1991        s         d        Off               Current

R. Wille  $109,789                         $9,789             $100,000
                    -         -                    -
J.         100,000                                  $100,000         -
Turnier             -         -          -
S.         165,000                                             165,000
Robinson            -         -          -         -
J.         100,000                                             100,000
Little              -         -          -         -
M. Smith   103,189             $1,372                          101,817
                    -                    -         -
J.McCull   112,516  $17,662                          112,516    17,662
ough                          -          -
Y. Roth    130,847                                             130,847
                    -         -          -         -
N. Makes            117,000                                    117,000
             -                -          -         -


   These
   loans
    were
 made in
accordan
 ce with
 company
  policy
relating
  to the
purchase
of a new
residenc
    e in
connecti
 on with
transfer
      s,
reassign
ments or
   other
circumst
   ances
relating
  to the
business
  of the
company.
     The
   loans
outstand
  ing at
12/31/91
    bear
interest
at rates
 ranging
    from
 6.5% to
   8.75%
     and
  mature
      at
 various
   dates
    from
 1992 to
2001 and
 in most
instance
   s are
collater
 alized.
 Certain
 amounts
      in
column E
constitu
      te
"bridge"
   loans
    made
 pending
       a
 sale of
       a
transfer
     red
employee
 's home
and bear
      no
interest
       .



THE TURNER CORPORATION
   and Subsidiaries
 SCHEDULE IX -- SHORT-
    TERM BORROWINGS

                                            Maximum  Average  Weighte
                                                                 d
                                    Weighte   Amount   Amount  Average
                                      d
 Category of Aggregate  Balance at  Average  Outstan  Outstan  Interes
 Short Tem Borrowings                         ding    ding    t Rate
                           End of   Interes   During  During   During
                                      t       the      the      the
                           Period     Rate    Period   Period   Period
                                              (2)      (3)      (3)




Amounts Payable to      199       0   n/a    $11,000  $4,952,    6.31%
banks for Borrowing:     3                     ,000      500
(1)

                        199       0   n/a    $6,750,  $2,120,    5.78%
                         2                      000      833

                        199       0   n/a    $14,650  $4,339,    8.08%
                         1                     ,000      167



      (1) - Short- term
   borrowing facilities
    are maintained with
  various banks and are
    subject to periodic
              renewals.
      (2) - The maximum
  amount outstanding is
   based upon month end
              balances.
      (3) - Average was
   computed using month
       end balances and
        interest rates.

Item 9.         Change in and Disagreements with Accountants on
Accounting and Financial                          Disclosure.

     None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information with respect to the directors and nominees for directors which will appear in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1994, is incorporated herein by reference.

Executive Officers of the Registrant.


                                                           Served as an Officer
                                                           in the Capacity
Name            Age    Office                              Indicated Since
Alfred T. McNeill57     Chairman of the Board,             Chairman since
                                                           3/1/89.
                       Chief Executive Officer
                       and Director
Harold J. Parmelee56   President and Director              President
                                                           since 5/11/90.
Ralph Beck      55     Senior Vice President         Secretary since 12/31/93.
                       and Secretary
Joseph V. Vumbacco48   Senior Vice President and    Senior V.P. since 12/5/86.
                       General Counsel
David J. Smith  53     Senior Vice President and           1/1/94.
                       Chief Financial Officer
Allen H. Wahlberg60   Senior Vice President                1/1/91.
Ralph W. Johnson 57   Senior Vice President               6/11/93.
Donald R. Kerstetter63Senior Vice President               6/11/93.
Richard H. Esau, Jr.59  Vice President                    6/11/93.
Francis C. O'Connor 51  Vice President                    11/1/92.
Garrett Thompson    51  Vice President                     3/1/93.
Donald G. Sleeman   39  Treasurer                         1/15/92.
Anthony C. Breu     46  Controller                         6/1/88.

     Each executive officer holds office at the pleasure of the Board of Directors.

     Each of the executive officers listed above is an employee of The Turner Corporation or Turner Construction Company and has been an employee of these companies or other construction subsidiaries in an executive, managerial or engineering capacity for the past five years except for Mr. Smith. From 1983 to 1993 Mr. Smith served as Vice President and Treasurer of Mack Trucks, Inc., a subsidiary of Renault. From 1976 to 1983 Mr. Smith held various executive financial positions within the Renault organization.

Item 11.  Executive Compensation.

     The information which will appear under the caption "Remuneration of Executive Officers" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1994, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information under the caption "Election of Directors" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1994 with respect to the ownership by certain beneficial owners and management of the registrant's stock is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information under the caption "Election of Directors" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1994 with respect to certain relationships and related transactions is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form -8-
K.

    a) Documents filed as part of this report (including documents incorporated herein by reference):

          1.   Financial Statements:
                                                             Page No.
               - Report of Independent Public Accountants             14
               - Consolidated Balance Sheets - as of December 31, 1993 and
1992 15
               - Consolidated Statements of Operations - for the years
ended
                  December 31, 1993, 1992 and 1991               16
               - Consolidated Statements of Stockholders' Equity - for the
years
                  ended December 31, 1993, 1992 and 1991              17
               - Consolidated Statements of Cash Flows - for the years
ended
                  December 31, 1993, 1992 and 1991               18
               - Notes to Consolidated Financial Statements           19-
36
               - Responsibilities for Financial Reporting             37

2.   Financial Statement Schedules:
                                                 Page No.
     II.  Amounts Receivable from Related Parties and
          Underwriters, Promoters, and Employees Other
          than Related Parties                    38-40
     IX   Short-Term Borrowings                     41
3.   Consent of Independent Public Accountants      50

     Individual financial statements of the registrant and financial statement schedules not included above are omitted since they are either not required or not applicable or the information has been presented in the notes to consolidated financial statements.

4.   Exhibits

Exhibit No.    Description
3(a)(i)        Certificate of           Incorporated herein by
               Incorporation, as        reference to Exhibit 3 to the
               amended to 7/10/89.      Registration Statement on
                                        Form S-14 of The Turner
                                        Corporation, No. 2- 90235.

3(a)(ii)       Amendment dated, 5/19/86 Incorporated herein
3(a)(iii)      Amendment dated, 9/12/88 by reference to Exhibit 3(a)
3(a)(iv)       Amendment dated, 7/10/89 to the Company's 1989 Annual
                                        Report on Form 10-K.

3(b)           By-Laws, as amended
               to 6/11/93.

3(c)(i)        Certificate of Designations   Incorporated herein
               relating to Series C 8-1/2%   by reference to Exhibit
               Convertible Preference Stock. 2 to the Company's Form 8-K
                                        dated July 20, 1992.

3(c)(ii)       Certificate of Designations   Incorporated herein
               relating to Series D 8-1/2%   by reference to
               Convertible Preference Stock. Exhibit 3 to the
                                        Company's Form 8-K
                                        dated July 20, 1992.

3(c)(iii)      Certificate of Designations   Incorporated herein by
               relating to Series E 8-1/2%   reference to Exhibit 4 to
               Convertible Preference Stock. the Company's Form 8-K
                                        dated July 20, 1992.
Exhibit No.    Description

4(a)           Shareholders Rights      Incorporated herein by
               Agreement.               reference to the Registration
                                        Statement on Form 8-A
                                        dated September 9, 1988.

4(b) Agreement regarding Security Incorporated herein Holder's Rights, Obligations by reference to
               and Options.             Exhibit 5 to the
                                        Company's Form 8-K
                                        dated July 20, 1992.

10(c)(i)       The Company's Executive  Incorporated herein
               Incentive Compensation   by reference to
               Plan.                    Exhibit 10.3 to the Registration
                                        Statement on Form S-14 of The
                                        Turner Corporation, No. 2-90235.

10(c)(ii)      The Company's 1981 Stock Incorporated herein by reference
               Option Plan, as amended. to Exhibit 10(c)(v) to the Company's
                                        1988 Annual Report on Form 10-K.

10(c)(iii)     The Company's 1986       Incorporated herein by reference
               Stock Option Plan,       to Exhibit 10(c)(vii) to the as amended
               as amended.              Company's 1988 Annual Report on
                                        Form 10-K.

10(c)(iv)      The Company's 1992 Stock Incorporated herein by reference to the
               Option Plan.             Registration Statement on Form S-8.

10(c)(v)       The Company's Incentive  Incorporated herein
               Compensation Plan.       by reference to Exhibit 10(c)(v) to
                                        the Company's 1983 Annual Report
                                        on Form 10-K.

10(c)(vi)      The Company's Retirement Incorporated herein by reference
               Benefit Equalization Plan,to Exhibit 10(c)(vi) to the Company's
               amended and restated as of    1992 Annual Report
               1/22/92.                   on Form 10-K.

10(c)(vii)     The Company's Defined    Incorporated herein
               Contribution Retirement  by reference to Exhibit 10(c)(vii) to
               Equalization Plan.       the Company's 1992 Annual Report
                                        on Form 10-K.
Exhibit No.                             Description

10(c)(viii)    The Company's Supplemental Incorporated herein
               Executive Defined Benefit  by reference to Exhibit 10(c)(viii) to
               Retirement Plan.           the Company's 1992 Annual Report
                                          on Form 10-K.

10(c)(ix)    The Company's Supplemental    Incorporated herein
             Executive Defined Contribution by reference to Exhibit 10(c)(ix) to
             Retirement Plan.               the Company's 1992 Annual Report
                                            on Form 10-K.

10(c)(x)       Tax Deferred Savings     Incorporated herein by
               Income Plan amended and  reference to Exhibit 10(c)(ix)
               restated as of 1/1/89.   to the Company's 1991
                                        Annual Report on Form 10-K.

10(c)(xi)      Option Exchange and      Incorporated herein by
               Stock Purchase Plan.     reference to Registration Statement
                                        on Form S-8, File No. 33-33867.

10(c)(xii)     Employees' Retirement    Incorporated herein by
               Plan - Restated as of    reference to Exhibit 10(c)(vii)
               1/1/87.                  to the Company's 1991
                                        Annual Report on Form 10-K.

10(c)(xiii)    Employees' Retirement    Incorporated herein
               Income Plan as of 4/1/91.     by reference to
                                        Exhibit 10(c)(viii) to
                                        the Company's 1991
                                        Annual Report on Form 10-K.

10(d)          Asset Purchase Agreement Incorporated herein
               dated 6/3/92, between    by reference to
               Turner Steiner International  Exhibit 10(d) to
               S.A. and Turner International the Company's 1992
               Industries, Inc., and Turner Annual Report on Form 10-K. International Industries (U.K.)
               Ltd.

10(e)          Joint Venture and Shareholders     Incorporated herein
               Agreement dated 6/3/92 between     by reference to
               The Turner Corporation and Karl    Exhibit 10(e) to
               Steiner Holding AG.      the Company's 1992
                                        Annual Report on Form 10-K.
Exhibit No.                             Description

10(f)          Purchase Agreement dated Incorporated herein
               June 3, 1992 between Karl     by reference to
               Steiner Holding AG and The    Exhibit 1 to the
               Turner Corporation.      Company's Form 8-K
                                        dated July 20, 1992.

10(g)(i)       The Company's Revolving
               Credit Facility dated as of
               12/30/92.

10(g)(ii)      Amendment No. 1 to
               Credit Agreement dated
               as of 12/31/93.

10(h)          Form of Change of Control Agree-
               ment between The Turner Corp-
               oration and Messrs. McNeill,
               Parmelee, Smith and Vumbacco,
               respectively, Chairman,
               President, Chief Financial Officer
               and General Counsel dated
               July 1, 1993.

10(i)          Form of Change of Control
               Agreement with 56 other
               officers of parent or subsidiaries
               dated July 1, 1993.

11             Computation of per share
               earnings.

22             Subsidiaries of the Registrant.
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE TURNER CORPORATION

                                   Registrant

Date:  March 11, 1994                        By:  A. T. McNeill
                                        A. T. McNeill
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                     Capacity            Date

H. Baumann-Steiner       Director           March 11, 1994
(H. Baumann-Steiner)


H. D. Conant             Director           March 11, 1994
(H. D. Conant)


W. G. Ehlers             Director           March 11, 1994
(W. G. Ehlers)


A. G. Fieger             Director          March 11, 1994
(A. G. Fieger)


E. T. Gravette, Jr.      Director           March 11, 1994
(E. T. Gravette, Jr.)


L. Lomo                  Director            March 11, 1994
(L. Lomo)


E. J. McMahon            Director            March 11, 1994
(E. J. McMahon)
Name                     Capacity            Date

A. T. McNeill           Chairman of the Board,   March 11, 1994
(A. T. McNeill          Chief Executive Officer
                        and Director


C. H. Moore, Jr.        Director                 March 11, 1994
(C. H. Moore, Jr.)


H. J. Parmelee          President and Director   March 11, 1994
(H. J. Parmelee)


D. J. Smith             Senior Vice President    March 11, 1994
(D. J. Smith)           and Chief Financial
                        Officer


P. K. Steiner           Director                March 11, 1994
(P. K. Steiner)


G. A. Walker            Director                March 11, 1994
(G. A. Walker)


J. O. Whitney           Director                March 11, 1994
(J. O. Whitney)


F. W. Zuckerman          Director            March 11, 1994
(F. W. Zuckerman)

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated March 4, 1994 included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 2-64509 and 33-33867).



                                    ARTHUR ANDERSEN & CO.



New York, New York
March 30, 1994


                                  EXHIBIT INDEX

Exhibit No.        Description

3(a)(i)            Certificate of            Incorporated herein
                Incorporation, as       by reference to
                amended to 7/10/89.     Exhibit 3 to the
                                        Registration Statement
                                        on Form S-14 of The
                                        Turner Corporation,
                                        No. 2-90235.

3(a)(ii)           Amendment dated, 5/19/86  Incorporated herein
3(a)(iii)       Amendment dated, 9/12/88     by reference to
3(a)(iv)        Amendment dated, 7/10/89     Exhibit 3(a) to the
                                        Company's 1989 Annual
                                        Report on Form 10-K.

3(b)            By-Laws, as amended
                to 6/11/93.

3(c)(i)            Certificate of Designations    Incorporated herein
                relating to Series C 8-1/2%  by reference to
                Convertible Preference Stock.     Exhibit 2 to the
                                        Company's Form 8-K
                                        dated July 20, 1992.

3(c)(ii)           Certificate of Designations    Incorporated herein
                relating to Series D 8-1/2%  by reference to
                Convertible Preference Stock.     Exhibit 3 to the
                                        Company's Form 8-K
                                        dated July 20, 1992.

3(c)(iii)       Certificate of Designations  Incorporated herein
                relating to Series E 8-1/2%  by reference to
                Convertible Preference Stock.     Exhibit 4 to the
                                        Company's Form 8-K
                                        dated July 20, 1992.
Exhibit No.        Description

4(a)            Shareholders Rights     Incorporated herein
                Agreement.                   by reference to the
                                        Registration
                                        Statement on Form 8-A
                                        dated September 9, 1988

4(b)            Agreement regarding Security      Incorporated herein
                Holder's Rights, Obligations by reference to
                and Options.                 Exhibit 5 to the
                                        Company's Form 8-K
                                        dated July 20, 1992.

10(c)(i) The Company's Executive Incorporated herein Incentive Compensation by reference to
                Plan.                        Exhibit 10.3 to the
                                        Registration Statement
                                        on Form S-14 of The
                                        Turner Corporation, No.
                                         2-90235.

10(c)(ii)       The Company's 1981 Stock     Incorporated herein
                Option Plan, as amended.     by reference to
                                        Exhibit 10(c)(v) to the
                                        Company's 1988 Annual
                                         Report on Form 10-K.

10(c)(iii)         The Company's 1986   Incorporated herein by
                Stock Option Plan,      referenceto Exhibit 10(c)(vii)
                as amended.                  to the Company's
                                        1988 Annual Report on
                                         Form 10-K.

10(c)(iv)       The Company's 1992 Stock     Incorporated herein by
                Option Plan.                 reference to the
                                        Registration Statement
                                        on Form S-8.

10(c)(v)        The Company's Incentive      Incorporated herein by
                Compensation Plan.      reference to
                                        the Exhibit 10(c)(v)
                                        to the Company's 1983
                                        Annual Report on Form 10-K.

10(c)(vi)   The Company's Retirement  Incorporated herein by reference to
            Benefit Equalization Plan, Exhibit 10(c)(vi) to the Company's 1992 amended and restated as of Annual Report on Form 10-K.
            1/22/92.

Exhibit No.        Description

10(c)(vii)         The Company's Defined     Incorporated herein by reference to
                Contribution Retirement Exhibit 10(c)(vii) to the Company's 1992
                Equalization Plan.      Annual Report on Form 10-K.

10(c)(viii)        The Company's Supplemental     Incorporated herein
                Executive Defined Benefit by reference to Exhibit 10(c)(viii) to
                Retirement Plan.          the Company's 1992 Annual Report
                                          on Form 10-K.

10(c)(ix) The Company's Supplemental     Incorporated herein by reference
          Executive Defined Contribution to Exhibit 10(c)(ix) to the Company's
          Retirement Plan.               1992 Annual Report on Form 10-K.

10(c)(x)        Tax Deferred Savings    Incorporated herein by reference to
                Income Plan amended and Exhibit 10(c)(ix) to the Company's restated as of 1/1/89. 1991 Annual Report on Form 10-K.

10(c)(xi)       Option Exchange and     Incorporated herein by
                Stock Purchase Plan.    reference to Registration
                                        Statement on Form S-8,
                                        File No. 33-33867.

10(c)(xii)         Employees' Retirement     Incorporated herein
                Plan - Restated as of   by reference to
                1/1/87.                 Exhibit 10(c)(vii) to
                                        the Company's 1991
                                        Annual Report on Form
                                        10-K.

10(c)(xiii)        Employees' Retirement     Incorporated herein
                Income Plan as of 4/1/91.    by reference to
                                        Exhibit 10(c)(viii) to
                                        the Company's 1991
                                        Annual Report on Form 10-K.

10(d)              Asset Purchase Agreement  Incorporated herein
                dated 6/3/92, between   by reference to
                Turner Steiner International Exhibit 10(d) to
                S.A. and Turner International     the Company's 1992
                Industries, Inc., and Turner Annual Report on Form
                International Industries (U.K.)   10-K.
                Ltd.

10(e)              Joint Venture and Shareholders Incorporated herein
                Agreement dated 6/3/92 between    by reference to
                The Turner Corporation and Karl   Exhibit 10(e) to
                Steiner Holding AG.     the Company's 1992
                                        Annual Report on Form
                                        10-K.
Exhibit No.        Description

10(f)              Purchase Agreement dated  Incorporated herein
                June 3, 1992 between Karl    by reference to
                Steiner Holding AG and The   Exhibit 1 to the
                Turner Corporation.     Company's Form 8-K
                                        dated July 20, 1992.

10(g)(i)        The Company's Revolving
                Credit Facility dated as of
                12/30/92.

10(g)(ii)       Amendment No. 1 to
                Credit Agreement dated
                as of 12/31/93.

10(h)              Form of change Control Agree-
                ment between The Turner Corp-
                oration and Messrs. McNeill,
                Parmelee, Smith and Vumbacco,
                respectively, Chairman, President,
                Chief Financial Officer and General
                Counsel dated July 1, 1993.

10(i)              Form of Change of Control Agree-
                ment with 56 other officers of
                parent or subsidiaries dated
                July 1, 1993.

11              Computation of per share
                earnings.

22              Subsidiaries of the Registrant.