Form 10-Q
period 1994-03-31
TURNER CORP
filed 1994-05-13
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994    Commission File Number 1-
8719


                   THE TURNER CORPORATION

   (Exact name of registrant as specified in its charter)



          Delaware                           13-3209884

     (State or other jurisdiction of     (I.R.S. Employer
Id. No.)
     incorporation or organization)



     375 Hudson Street New York, New York    10014

     (Address of principal executive office) (Zip Code)


 Registrant's telephone number, including area code
(212) 229-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X   No        .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1994:
5,120,940.

                             -2-



               Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or group of companies for which report is filed:

    THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

The consolidated balance sheet as of March 31, 1994, the consolidated statements of operations and retained earnings and the consolidated statements of cash flows for the three months ended March 31, 1994 and 1993 are unaudited, but, in the opinion of the company's management reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for any three month period is not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.


          -3-
 THE TURNER CORPORATION
    AND SUBSIDIARIES

  CONSOLIDATED BALANCE
         SHEET

     March 31, 1994

WITH COMPARATIVE FIGURES
 FOR DECEMBER 31, 1993
  (in thousands except
     share amounts)

                         (unaudited                                         (unaudited
                             )                                                   )
         Assets                                         Liabilities
                         March 31,  December                                 March 31,  December
                                      31,                                                  31,
                            1994      1993                                           1994          1993
                                                 Construction accounts
                                                  payable:
Cash and cash             $ 28,256    $25,485      Trade                      $215,408   $239,156
equivalents
Marketable Securities        4,264     13,046      Due on completion of        112,807    117,647
                                                 contracts
                                                   Accrued estimated work       68,187     78,495
                                                 completed
Construction
receivables:
  Due on contracts         319,738    315,741    Notes payable and             127,405    102,365
including retainage                              convertible debenture
  Estimated unbilled
construction costs
    and related earnings    71,725     83,135    Deferred income taxes          13,590     13,708

Real Estate                116,076    117,275    Other liabilities              56,578     58,152

Property and equipment,     18,594     17,725    Total liabilities             593,975    609,523
net

                                                 Stockholders' Equity:
Prepaid pension cost        65,582     63,207    Series C, cumulative
                                                 convertible
                                                   preferred stock,  $1 par          9          9
                                                 value
Other assets                25,491     28,592    Series B, cumulative
                                                 convertible,
                                                    preferred stock, $1 par        849        849
                                                 value
Total assets              $649,726   $664,206    Common stock, $1 par value      5,163      5,135
                                                  Paid in capital                37,504     37,280
                                                 Net unrealized loss on          (130)          -
                                                 marketable securities
                                                 Cumulative foreign              (787)      (787)
                                                 translation adjustment
                                                 Retained earnings              25,436     24,834
                                                                                68,044     67,320

                                                 Less: Loan to Employee       (11,761)   (12,105)
                                                 stock ownership plan
                                                          Treasury stock,        (532)      (532)
                                                 at cost

                                                 Total stockholders' equity     55,751     54,683

                                                 Total liabilities and        $649,726   $664,206
                                                 stockholders' equity
            See Notes to
  Consolidated Financial
              Statements

              -4-
   THE TURNER CORPORATION AND
          SUBSIDIARIES
   CONSOLIDATED STATEMENTS of
OPERATIONS AND RETAINED EARNINGS
  (in thousands, except share
            amounts)
                                 (unaudited
                                     )
                                   Three
                                   Months
                                   Ended
                                 March 31,
                                    1994        1993
Value of construction completed    $592,390    $580,941

Earnings from construction           15,516      16,660
contracts
Losses from real estate               (787)       (902)
operations
Gross earnings                       14,729      15,758
Operating expense - construction      9,358       9,986
Operating expense - real estate         824         782
& other
General & administrative expense      3,105       2,976
                                     13,287      13,744

Other income (loss), net              (320)       (310)

Income  before taxes on income        1,122       1,704

Provision for income taxes               63         758

Net Income                            1,059         946

Dividends on preferred stock           -457       (465)

Net Income available for common         602         481
shareholders
Retained earnings, beginning of      24,834      32,869
period
  Less common dividends paid              -           -
Retained earnings, end of period    $25,436     $33,350
Earnings per common share:
  Primary                             $0.12       $0.09
  Fully diluted                       $0.10       $0.08
Weighted average common shares
outstanding
  Primary                         5,159,632   5,147,004
  Fully diluted                   6,016,534   6,016,940

See Notes to Consolidated
Financial Statements

                   -5-
 The Turner Corporation and Subsidiaries
  Consolidated Statements of Cash Flows
  (in thousands, except share amounts)

                                          (Unaudited)
                                             Three
                                             Months
                                          Ended March
                                              31,

                                              1994          1993

Cash flows from operating activities:
    Net income                                 $1,059           $946
    Adjustments to reconcile net income
to net cash flows
     from operating activities:
        Equity in affiliates' net loss            606           686
        Depreciation and amortization           2,420         2,067
        Pension credit                        (2,375)       (2,663)
        Changes in operating assets and
liabilities:
            Decrease in restructuring           (297)             0
reserve
            Decrease in construction            7,413        37,445
receivables
            Decrease in construction         (38,897)      (54,258)
accounts payable
            Decrease (increase) in other          492       (1,842)
assets and liabilities, net
      Net cash used in operating             (29,579)      (17,619)
activities
Cash flows from investing activities:
    Sale of marketable securities               8,565             0
    Proceeds from sale of real estate,            415        14,638
net
      Decrease (increase) in real estate        (663)         2,489
    Purchases of property and equipment         (999)       (1,333)
    Proceeds from sale of property &               47           590
equipment
      Net cash provided by (used in)            7,365        16,384
investing activities
Cash flows from financing activities:
    Common stock issued                           252           287
    Cash dividends to preferred                 (650)         (650)
shareholders
    Repayments from loan to Employee              344           332
Stock Ownership Plan
    Proceeds from borrowing                    33,060        28,581
    Payments on borrowing                     (8,021)      (23,550)
    Proceeds from issuance of treasury              0            33
stock
      Net cash (used in) provided by           24,985         5,033
financing activities
Net increase (decrease) in cash and cash        2,771         3,798
equivalents
Cash and cash equivalents at beginning of      25,485        38,305
period
Cash and cash equivalents at end of           $28,256       $42,103
period
Noncash investing activities:
     In 1994,the company recorded a net
unrealized loss on marketable
    securities of $130.

See Notes to Consolidated Financial
Statements


                             -6-


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (In thousands, except share amounts)

1.   Value of construction completed represents construction
  costs incurred and earnings during the year as follows:
                                               Three Months
  Ending
                                                     March
  31,
                                          1994      1993
  Revenue from construction contracts
     Construction costs incurred by the company   $388,875       $389,448
     Company's share of joint venture
     construction costs                  38,751    38,709
     Earnings from construction contracts         15,516 16,660
  Total revenue from construction contracts       443,142        444,816
     Construction costs incurred by owners in
     connection with work under construction
     management and similar contracts    149,248  136,125
  Value of construction completed        $592,390 $580,941

2. Losses from real estate operations consist of revenues and related costs as follows:

                                               Three Months
  Ending
                                                     March
  31
                                         1994        1993
     Real estate sales                $   565     $14,638
     Costs of sales                     (565)    (14,638)
     Rental income                      2,965       3,643
     Direct cost of real
     estate operations                (3,752)     (4,545)
     Losses from real estate operations$  (787)   $   (902)

3. Interest costs incurred and expensed for the three months ended March 31, 1994 and 1993 were $1,835 and $1,774, respectively.

4. Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115 Debt and Equity Securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of Stockholders equity.

  During the first three months of 1994, the company charged
  $130,000 of unrealized losses to Stockholders equity.

5. Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards (SFAS) No. 112 "Employers Accounting for Postemployment Benefits." Under SFAS No. 112 an accrual must be made for all types of postemployment benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment, but before retirement. The impact of the adoption of SFAS has not been material to the consolidated financial statements.
                             -7-

Item 2.    Management's Discussion & Analysis  of  Financial
      Condition and Results of Operations

  Results of operations in the nine months ended March 31, 1994 produced net income of $1.0 million compared to net income of $946,000 for the corresponding period of 1993. This change in net income from the prior year is discussed below.

      Value of construction completed for the three months ended March 31, 1994, increased by 2.0% from the level recorded during the corresponding period in 1993 to $592 million. Earnings from construction contracts decreased 6.9% from the prior year level to $15.5 million. Construction earnings for the three months ended March 31, 1994 includes an increase in construction management activity which traditionally carries a lower fee.

     Losses from real estate operations for the three months ended March 31, 1994 decreased 12.7% to $787,000 from the corresponding period in 1993. This decrease is primarily the result of reduced property management expenses resulting from the sale of properties in 1993.

      Operating and general and administrative expenses during the three months ended March 31, 1994, decreased overall by 3.3% from the corresponding period of 1993 to $13.3 million due to the company's continued overhead reduction program which was begun in prior years. In addition, the company reduced expenses by $300,000 from the same period last year as a result of the restructuring program that was reserved for in 1993. The reduction was reflected in construction operations. The cost associated with the restructuring actions taken in the first quarter were charged to the restructuring reserve and consisted primarily of salary and benefit continuation costs.

      Other income for the three months ended March 31, 1994 amounted to a loss of $320,000 mostly due to losses in overseas operations as a result of soft market conditions.

      The construction industry in the United States has continued to experience spotty economic recovery. Additionally, the present soft economic conditions in Western Europe have reduced opportunities in that area for the company's Turner Steiner venture. To moderate the impact of these developments, the company is successfully increasing its overall market share by acquiring increased new business in construction sectors less affected by the cyclical economic decline. The company is also continuing its efforts to reduce expenses in both the construction and real estate operations.

                             -8-

      At March 31, 1994, the company's backlog of value of construction to be completed was $4.82 billion and anticipated earnings associated with backlog from construction contracts was $97.0 million, compared to $4.66 billion and $91.8 million respectively, as of December 31, 1993. Estimated earnings from construction contracts cannot and should not be used as the basis of predictions with respect to future net income.

      Because of the constantly changing proportion of construction management contracts, consulting work, construction contract types (cost plus percentage fee, cost plus fixed fee, guaranteed total and lump sum), and other factors, the relationship of value of work completed and earnings from construction contracts is not necessarily meaningful in the short run.

   The company's cash flow for the three months ended March 31, 1994 resulted in a net increase of funds of $2.8 million. Cash flows used in operating activities amounted to $29.6 million due primarily to the payment of trade payables. Cash flows from investing activities amounted to $7.3 million which is principally the result of the sale of marketable securities. Cash flows provided by financing activities amounted to $25.0 million primarily due to increased borrowings on existing credit facilities. The company's management believes that the company's financial condition and available credit facilities at March 31, 1994 are sufficient to support the present and prospective levels of the company's operations.



                             -9-

                Part II  -  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibit 11 - Computation of Earnings Per Share for the nine months ended
      September 30, 1993 and 1992.

  (b) During the nine months ended September 30, 1993 no Form 8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   THE TURNER CORPORATION
                                       (Registrant)

Date:  May 13, 1994                   H. J. Parmelee
                                       (Signature)

                                    H. J. Parmelee
                                    President





Date:  May 13, 1994                     D.J. Smith
                                       (Signature)

                                    D.J. Smith
                                    Senior Vice President
and
                                    Chief Financial Officer




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   THE TURNER CORPORATION
                                       (Registrant)

Date:  May 13, 1994
                                       (Signature)

                                    H. J. Parmelee
                                    President





Date:  May 13, 1994
                                       (Signature)

                                    D.J. Smith
                                    Senior Vice President
and
                                    Chief Financial Officer