Form 10-Q
period 1994-06-30
TURNER CORP
filed 1994-08-15
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994     Commission File
Number 1-8719


                   THE TURNER CORPORATION

   (Exact name of registrant as specified in its charter)



          Delaware                           13-3209884

     (State or other jurisdiction of     (I.R.S. Employer Id. No.)
     incorporation or organization)



     375 Hudson Street, New York, New York   10014

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1994: 5,132,752.

                             -2-



               Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or group of companies for which report is filed:

    THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

The consolidated balance sheet as of June 30, 1994, the
consolidated  statements  of  operations  and  retained
earnings and the consolidated statements of cash  flows
for  the  six months ended June 30, 1994 and  1993  are
unaudited,  but,  in  the  opinion  of  the   company's
management reflect all adjustments, consisting only  of
normal  recurring adjustments, which are  necessary  to
present  fairly the financial condition and results  of
operations  at those dates and for those periods.   The
results of operations for any three month period is not
necessarily indicative of results for a full year.   It
is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.


           -3-
THE TURNER CORPORATION AND
       SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

        JUNE 30, 1994

 WITH COMPARATIVE FIGURES
  FOR DECEMBER 31, 1993
  (in thousands, except
      share amounts)

                           (unaudited)                                             (unaudited
                                                                                        )

                            June 30,     December                                   June 30,   December
                                           31,                                                   31,
Assets                        1994         1993       Liabilities                     1994       1993
                                                      Construction accounts payable
Cash and cash equivalents      $33,552     $25,485      Trade                        $239,468  $239,156
Marketable securities            4,296      13,046      Due on completion of          114,675   117,647
                                                      contracts
                                                        Accrued estimated work         65,098    78,495
                                                      completed
Construction receivables:
  Due on contracts             342,753     315,741    Notes payable and               125,645   102,365
including retainage                                   convertible debenture
  Estimated unbilled
construction costs
    and related earnings        68,525      83,135    Deferred income taxes            13,557    13,708

Real estate                    114,993     117,275    Other liabilities                59,048    58,152

Property and equipment,         17,401      17,725    Total liabilities               617,491   609,523
net

                                                       Stockholders' Equity:
Prepaid pension cost            64,172      63,207    Series C, 8-1/2% cumulative
                                                      convertible
                                                         preferred stock,  $1 par            9         9
                                                      value
Other assets                    28,529      28,592    Series B, cumulative
                                                      convertible,
                                                         preferred stock, $1 par          849       849
                                                      value
Total assets                  $674,221    $664,206    Common stock, $1 par value        5,180     5,135
                                                       Paid in capital                  37,617    37,280
                                                      Net unrealized loss on           ( 151)         -
                                                      marketable securities
                                                      Cumulative foreign               ( 787)    ( 787)
                                                      translation adjustment
                                                      Retained earnings                25,976    24,834
                                                                                       68,693    67,320

                                                      Less: Loan to Employee Stock     11,431    12,105
                                                      Ownership Plan
                                                                  Treasury stock,         532       532
                                                      at cost

                                                      Total stockholders' equity       56,730    54,683

                                                      Total liabilities and          $674,221  $664,206
                                                      stockholders' equity

 See Notes to Consolidated
      Financial Statements

                                       -4-
                     THE TURNER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS of OPERATIONS AND RETAINED EARNINGS
                      (in thousands, except share amounts)

                                    (unaudited)                  (unaudited)
                                 Six Months Ended           Three Months Ended
                                        June 30,                  June 30,

                                    1994        1993         1994        1993
Value of construction completed  $1,269,019  $1,318,021     $676,629    $737,080

Earnings from construction          $29,203     $32,648      $13,687     $15,988
contracts
Earnings/(loss) from real estate        735     (1,954)        1,522     (1,052)
operations
Gross earnings                       29,938      30,694       15,209      14,936
Operating expenses -                 18,932      19,323        9,574       9,337
construction
Operating expenses - real estate      1,462       1,466          638         684
& other
General & administrative              6,342       6,786        3,237       3,810
expenses
                                     26,736      27,575       13,449      13,831

Other income (loss), net              (429)       (135)        (109)         175

Income  before income taxes           2,773       2,984        1,651       1,280

Provision for income taxes              717       1,129          654         371

Net income                            2,056       1,855          997         909

Dividends on preferred stock          (914)       (927)        (457)       (462)

Net income available for common       1,142         928          540         447
stockholders
Retained earnings, beginning of      24,834      32,869       25,436      33,350
period
  Less common dividends paid              -           -            -           -
Retained earnings, end of period    $25,976     $33,797      $25,976     $33,797
Earnings per common share:
  Primary                             $0.22       $0.18        $0.10       $0.09
  Fully diluted                       $0.19       $0.16        $0.09       $0.08
Weighted average common and
common equivalent
 shares outstanding
  Primary                         5,188,322   5,174,849    5,195,960   5,208,090
  Fully diluted                   6,037,278   6,027,903    6,044,916   6,061,144

See Notes to Consolidated
Financial Statements

                   -5-
 The Turner Corporation and Subsidiaries
  Consolidated Statements of Cash Flows
  (in thousands, except share amounts)


                                               (Unaudited)
                                            Six Months Ended June 30,

                                            1994         1993

Cash flows from operating activities:
    Net income                              $2,056        $1,855
    Adjustments to reconcile net income
to net cash used  in
     operating activities:
        Equity in affiliates' net loss       1,175         1,581
        Depreciation and amortization        4,580         5,202
        Net periodic pension credit          (965)       (5,146)
        Loss on sale of marketable              79             -
securities
        Provision (benefit) for deferred     (151)           349
income taxes
        Changes in operating assets and
liabilities:
            Decrease in restructuring      (2,017)             -
reserve
            Decrease (increase) in        (12,402)        15,540
construction receivables
            Decrease in construction      (16,058)      (14,259)
accounts payable
            Decrease (increase) in other 1,223 (11,776) assets and liabilities, net
      Net cash used in operating          (22,480)       (6,654)
activities
Cash flows from investing activities:
    Sale of marketable securities            8,565             -
    Investment in joint ventures             (650)       (6,000)
    Proceeds from sale of real estate,         682        14,638
net
    Decrease (increase) in real estate       (764)           414
    Purchases of property and equipment    (1,511)       (2,548)
    Proceeds from sale of property and       1,189            53
equipment
      Net cash provided by investing         7,511         6,557
activities
Cash flows from financing activities:
    Common stock issued                        382           405
    Cash dividends to preferred            (1,300)       (1,271)
stockholders
    Repayments from loan to Employee           674           669
Stock Ownership Plan
    Proceeds from borrowings                39,348        28,682
    Payments on borrowings                (16,068)      (42,024)
    Proceeds from issuance of treasury           -            33
stock
      Net cash provided by (used in)        23,036      (13,506)
financing activities
Net increase (decrease) in cash and cash     8,067      (13,603)
equivalents
Cash and cash equivalents at beginning of   25,485        38,305
period
Cash and cash equivalents at end of        $33,552       $24,702
period
Noncash investing activities:
    In 1994, the company recorded a net
unrealized loss on marketable
      securities of $151.



                             -6-

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (In thousands, except share amounts)

1.   Value of construction completed represents
  construction costs incurred and earnings during the
  period as follows:
                                             Six Months Ending
                                                 June 30,
                                               1994         1993
  Revenue from construction contracts:
  Construction costs incurred by the company $862,476    $898,285
     Company's share of joint venture
       construction costs                      84,983      77,536
     Earnings from construction contracts      29,203      32,648
  Total revenue from construction contracts   976,662   1,008,469
     Construction costs incurred by owners in
       connection with work under construction
       management and similar contracts       292,357     309,552
  Value of construction completed          $1,269,019  $1,318,021

                                              Three Months Ending
                                                     June 30,
                                                1994         1993
  Revenue from construction contracts:
  Construction costs incurred by the company $473,601    $508,837
     Company's share of joint venture
       construction costs                      46,232      38,828
     Earnings from construction contracts      13,687      15,988
  Total revenue from construction contracts   533,520     563,653
     Construction costs incurred by owners in
       connection with work under construction
       management and similar contracts       143,109     173,427
  Value of construction completed            $676,629    $737,080

2. Earnings/(losses) from real estate operations consist of revenues and related costs as follows:

                                          Six Months Ending
                                               June 30,
                                           1994      1993
     Real estate sales                  $ 3,009  $ 14,638
     Costs of sales                      ( 832)  (14,638)
     Rental income                        6,090     6,961
     Direct cost of real
       estate operations                 (7,532)   (8,915)
    Earnings/(losses) from real
       estate operations                 $735    $ (1,954)
                             -7-

                                          Three Months Ending
                                               June 30,
                                           1994      1993

  Real estate sales                  $    2,444 $     -0-
  Costs of sales                         ( 267)       -0-
  Rental income                           3,125     3,318
  Direct cost of real
    estate operations                    (3,780)   (4,370)
  Earnings/(losses) from real
    estate operations                $    1,522  $ (1,052)

3. Interest costs incurred and expensed for the six months and three months ended June 30, 1994 were $3,748 and $1,913, respectively. Interest costs incurred and expensed for the six months and three months ended June 30, 1993 were $3,809 and $1,943, respectively.

4.    Effective  January 1, 1994, the company  adopted
  Statement  of Financial Accounting Standards  (SFAS)
  No.  115,  "Accounting  for Certain  Investments  in
  Debt and Equity Securities." Under SFAS No. 115, debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of Stockholders' equity.

  During the first six months of 1994, the company charged $151 of unrealized losses to Stockholders' equity.

5.    Effective  January 1, 1994, the  company  adopted
  Statement  of  Financial Accounting Standards  (SFAS)
  No.  112  "Employers  Accounting  for  Postemployment
  Benefits."   Under SFAS No. 112 an  accrual  must  be
  made   for   all  types  of  postemployment  benefits
  provided  to  former  or  inactive  employees,  their
  beneficiaries    and   covered    dependents    after
  employment,  but before retirement.   The  impact  of
  the adoption of SFAS has not been material to the consolidated financial statements.
                             -8-

Item 2.    Management's  Discussion  &  Analysis  of
      Financial Condition and Results of Operations

  Results of operations in the six months ended June
30,   1994  produced  net  income  of  $2.1  million
compared to net income of $1.9 for the corresponding period of 1993. This change in net income from the prior year is discussed below.

      Value of construction completed for the six months ended June 30, 1994, decreased by 4% from the level recorded during the corresponding period in 1993 to $1.27 billion. Earnings from construction contracts decreased 11% from the prior year level to $29.2 million.

      Earnings from real estate operations for the six months ended June 30, 1994 amounted to $735,000 which was due primarily to the sale of lease rights at the company's Rickenbacker facility.

       Operating   and  general  and  administrative
expenses during the six months ended June 30,  1994,
decreased  overall  by  3%  from  the  corresponding
period of 1994 to $26.7 million due to the company's
continued overhead reduction program which was begun
in  prior  years.  In addition, the company  reduced
expenses by $600,000 from the same period last  year
as  a  result of the restructuring program that  was
reserved  for in 1993.  The reduction was  reflected
in   construction  operations  and  in  general  and
administrative  expense.  The cost  associated  with
the  restructuring actions taken in  the  first  two
quarters  were charged to the restructuring  reserve
and   consisted  primarily  of  salary  and  benefit
continuation costs, outplacement, and relocation costs.

      Other income for the six months ended June 30, 1994 amounted to a loss of $429,000 mostly due to losses in overseas operations as a result of soft market conditions.

      The construction industry in the United States
has   continued   to  experience   spotty   economic
recovery.  Additionally, the present  soft  economic
conditions   in   Western   Europe   have    reduced
opportunities in that area for the company's  Turner
Steiner  venture.  To moderate the impact  of  these
developments, the company is successfully increasing
its  overall market share by acquiring increased new
business  in construction sectors less affected   by
the cyclical economic decline. The company is also continuing its efforts to reduce expenses in all phases of its operations.

                             -9-

      At  June  30, 1994, the company's  backlog  of
value  of  construction to be  completed  was  $4.94
billion  and  anticipated earnings  associated  with
backlog  from  construction  contracts  was   $100.1
million, compared to $4.66 billion and $91.8 million
respectively,  as of December 31,  1993.   Estimated
earnings from construction contracts cannot and should not be used as the basis of predictions with respect to future net income.

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

   The  company's cash flow for the six months ended
June 30, 1994 resulted in a net increase of funds of
$8.1   million.   Cash  flows  used   in   operating
activities  amounted to $22.5 million due  primarily
to  the payment of trade payables.  Cash flows  from
investing activities amounted to $7.5 million  which
is  principally the result of the sale of marketable
securities.    Cash  flows  provided  by   financing
activities  amounted to $23.0 million primarily  due
to   increased   borrowings   on   existing   credit
facilities. The company's management believes that the company's financial condition and available credit facilities at June 30, 1994 are sufficient to support the present and prospective levels of the company's operations.



                            -10-

                Part II  -  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibit 11 - Computation of Earnings Per
     Share for the six months ended
      June 30, 1994 and 1993.

  (b) During the six months ended June 30, 1994 no Form 8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   THE TURNER CORPORATION
                                       (Registrant)

Date:  August 12, 1994                H. J. Parmelee
                                       (Signature)

                                    H. J. Parmelee
                                    President



Date:  August 12, 1994                  D.J. Smith
                                       (Signature)

                                    D.J. Smith
                                    Senior Vice President
                                            and
                                    Chief Financial Officer