Form 10-Q
period 1994-09-30
TURNER CORP
filed 1994-11-14
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994    Commission File
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1994: 5,142,986.

                             -2-



               Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or group of companies for which report is filed:

    THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

The  consolidated  balance sheet as  of  September  30,
1994,  the  consolidated statements of  operations  and
retained  earnings and the consolidated  statements  of
cash flows for the nine months ended September 30, 1994
and  1993  are  unaudited, but, in the opinion  of  the
company's    management   reflect   all    adjustments,
consisting only of normal recurring adjustments,  which
are necessary to present fairly the financial condition
and  results of operations at those dates and for those
periods.  The results of operations for any three month
period is not necessarily indicative of results  for  a
full  year.   It  is  suggested  that  these  financial
statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.


           -3-
 THE TURNER CORPORATION
    AND SUBSIDIARIES
  CONSOLIDATED BALANCE
          SHEET
   SEPTEMBER 30, 1994
WITH COMPARATIVE FIGURES
  FOR DECEMBER 31, 1993
  (in thousands except
     share amounts)

                           (unaudited)                                            (unaudited)
                           September    December                                 September  December
                              30,          31,                                      30,        31,
         Assets               1994        1993              Liabilities &          1994       1993
                                                        Stockholder's Equity
Cash and cash equivalents     $34,354      $25,485   Liabilities:
Marketable Securities           4,298       13,046   Construction accounts
                                                    payable:
                                                       Trade                       $267,587   $239,156
Construction receivables:                              Due on completion of         117,150    117,647
                                                       contracts
  Due on contracts            363,550      315,741     Accrued estimated work        57,077     78,495
   including retainage                                    completed
  Estimated unbilled
   construction costs
   and related earnings        60,081       83,135   Notes payable and              116,271    102,365
                                                      convertible debenture

Real Estate                   107,603      117,275   Deferred income taxes           11,102     13,708

Property and equipment,        16,888       17,725   Other liabilities               50,112     58,152
net

                                                     Total liabilities              619,299    609,523
Prepaid pension cost           64,380       63,207
                                                     Stockholders' Equity:
Other assets                   26,016       28,592   Series C, 8-1/2%
                                                    cumulative convertible
                                                    preferred stock,  $1 par           9          9
                                                    value
Total assets                 $677,170     $664,206   Series B, cumulative
                                                    convertible,
                                                    preferred stock, $1 par         849        849
                                                    value
                                                     Common stock, $1 par value       5,190      5,135
                                                     Paid in capital                 37,704     37,280
                                                     Net unrealized loss on           (191)         --
                                                      marketable securities
                                                     Cumulative foreign               (787)      (787)
                                                      translation adjustment
                                                     Retained earnings               26,414     24,834
                                                                                    69,188     67,320

                                                     Less:  Loan to Employee       (10,783)   (12,105)
                                                      stock ownership plan
                                                     Treasury                         (534)      (532)
                                                    stock, at cost

                                                     Total stockholders' equity      57,871     54,683

                                                     Total liabilities and         $677,170   $664,206
                                                      stockholders' equity
See Notes to Consolidated
Financial Statements


              -4-
   THE TURNER CORPORATION AND
          SUBSIDIARIES
   CONSOLIDATED STATEMENTS of
OPERATIONS AND RETAINED EARNINGS
  (in thousands, except share
            amounts)

                                 (unaudited)             (unaudited)
                                    Nine                   Three
                                   Months                  Months
                                   Ended                   Ended
                                 September               September
                                    30,                     30,
                                    1994        1993        1994        1993
Value of construction completed  $1,927,868   $2,053,244     $658,849    $735,223

Earnings from construction         $41,012     $51,212      $11,809     $18,564
contracts
Losses from real estate              (322)     (3,566)      (1,057)     (1,612)
operations
Gross earnings                      40,690      47,646       10,752      16,952
Operating expenses -                27,390      29,698        8,458      10,375
construction
Operating expenses - real estate     1,929       2,197          467         731
& other
General & administrative             9,714      11,191        3,372       4,405
expenses
                                    39,033      43,086       12,297      15,511

Other income (loss), net             (721)         240        (292)         375

Income  before income taxes            936       4,800      (1,837)       1,816

Income tax (benefit), provision    (2,016)       2,034      (2,733)         905

Net income                           2,952       2,766          896         911

Dividends on preferred stock       (1,372)     (1,372)        (458)       (445)

Net income available for common      1,580       1,394          438         466
stockholders
Retained earnings, beginning of     24,834      32,869       25,976      33,797
period
  Less common dividends paid             -           -            -           -
Retained earnings, end of period   $26,414     $34,263      $26,414     $34,263
Earnings per common share:
  Primary                            $0.30       $0.27        $0.08       $0.09
  Fully diluted                      $0.26       $0.23        $0.07       $0.07
Weighted average common and
common equivalent
 shares outstanding
  Primary                        5,189,749   5,184,288    5,232,535   5,213,291
  Fully diluted                  6,038,705   6,033,299    6,081,491   6,062,302

See Notes to Consolidated
Financial Statements


                   -5-
 THE TURNER CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CASH FLOWS
  (in thousands, except share amounts)

                                          (Unaudited)
                                            Nine
                                           Months
                                           Ended
                                          September 30,

                                            1994         1993

Cash flows from operating activities:
    Net income                              $2,952       $2,766
    Adjustments to reconcile net income
     to net cash flows
     from operating activities:
        Equity in affiliates' net loss       1,272        2,255
        Depreciation and amortization        7,154        7,361
        Pension credit                      -1,173       -7,536
        Loss on sale of marketable              79           --
         securities
        Provision (benefit) for deferred    -2,606        1,017
         income taxes
        Changes in operating assets and
         liabilities:
            Decrease (increase) in         -24,681        5,667
             construction receivables
            Increase (decrease) in           6,407      -25,548
             construction payables
            Decrease in restructuring       -4,239           --
             reserve
            Decrease in pension liability   -3,285       -1,178
            Decrease (increase) in other       306        1,037
             assets and liabilities, net
      Net cash used in operating           -17,814      -14,159
       activities
Cash flows from investing activities:
    Sale of marketable securities            8,565           --
    Investment in joint venture                349       -6,000
    Proceeds from real estate sales          6,460       14,820
    Increase in real estate                 -2,177         -643
    Purchases of property & equipment       -1,991       -3,651
    Proceeds from sale of property &         1,720          898
     equipment
      Net cash provided by investing        12,926        5,424
     activities
Cash flows from financing activities:
    Common stock issued                        479          489
    Cash dividends to preferred             -1,950       -1,949
     shareholders
    Repayments from loan to Employee         1,322        1,543
Stock Ownership Plan
    Proceeds from borrowing                 41,450       47,982
    Payments on borrowing                  -27,544      -45,019
    Proceeds from issuance of treasury          --           33
     stock
      Net cash provided by financing        13,757        3,079
       activities
Net increase (decrease) in cash and cash     8,869       -5,656
 equivalents
Cash and cash equivalents at beginning of   25,485       38,305
 period
Cash and cash equivalents at end of        $34,354      $32,649
 period
Noncash investing activities:
    Net unrealized loss on marketable         $191           --
     securities
    Notes provided upon the sale of real      $447           --
     estate

                             -6-

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (In thousands, except share amounts)

1.   Value of construction completed represents
  construction costs incurred and earnings during the
  period as follows:
                                               Nine Months Ending
                                               September 30,
                                                    1994         1993
  Revenue from construction contracts:
     Construction costs incurred by the company $ 1,337,243 $ 1,387,313
     Company's share of joint venture
       construction costs                           161,317     119,073
     Earnings from construction contracts            41,012      51,212
  Total revenue from construction contracts       1,539,572   1,557,598
     Construction costs incurred by owners in
       connection with work under construction
       management and similar contracts             388,296     495,646
  Value of construction completed              $  1,927,868 $ 2,053,244

                                               Three Months Ending
                                               September 30,
                                                   1994          1993
  Revenue from construction contracts:
     Construction costs incurred by the company $ 474,767   $   489,028
     Company's share of joint venture
       construction costs                          76,334        41,537
     Earnings from construction contracts          11,809        18,564
  Total revenue from construction contracts       562,910       549,129
     Construction costs incurred by owners in
       connection with work under construction
       management and similar contracts            95,939       186,094
  Value of construction completed              $  658,849   $   735,223

2. Earnings/(losses) from real estate operations consist of revenues and related costs as follows:

                                               Nine Months Ending
                                               September 30,
                                                   1994         1993
    Real estate sales                         $    7,648   $    14,820
    Costs of sales                                (7,403)      (14,820)
    Rental & other income                         10,898        10,252
    Direct cost of real
      estate operations                          (11,465)      (13,818)
    Earnings/(losses) from real estate operations$  (322)    $  (3,566)
                             -7-

                                               Three Months Ending
                                               September 30,
                                                   1994         1993

  Real estate sales                            $  6,439     $     183
  Costs of sales                                 (6,571)         (183)
  Rental income                                   3,008         3,127
  Direct cost of real
    estate operations                            (3,933)       (4,739)
 Earnings/(losses) from real estate operations $ (1,057)   $   (1,612)

3.Interest  costs incurred and expensed  for  the
  nine  months  and three months ended September  30,
  1994   were   $5,668   and  $1,920,   respectively.
  Interest  costs incurred and expensed for the  nine
  months  and three months ended September  30,  1993
  were $5,730 and $1,921, respectively.

4.Effective  January 1, 1994, the company  adopted
  Statement  of Financial Accounting Standards  (SFAS)
  No.  115,  "Accounting  for Certain  Investments  in
  Debt and Equity Securities." Under SFAS No. 115, debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of Stockholders' equity.

  During the first nine months of 1994, the company charged $191 of unrealized losses to Stockholders' equity.

5.Effective  January 1, 1994, the  company  adopted
  Statement  of  Financial Accounting Standards  (SFAS)
  No.  112  "Employers  Accounting  for  Postemployment
  Benefits."   Under SFAS No. 112 an  accrual  must  be
  made   for   all  types  of  postemployment  benefits
  provided  to  former  or  inactive  employees,  their
  beneficiaries    and   covered    dependents    after
  employment,  but before retirement.   The  impact  of
  the  adoption  of SFAS has not been material  to  the
  consolidated financial statements.


                             -8-

Item 2.    Management's  Discussion  &  Analysis  of
      Financial Condition and Results of Operations

The  Company reported net income for the  nine
months  ended  September 30, 1994  of  $3.0  million
compared  to  net  income of $2.8  million  for  the
corresponding  period  of  1993,  and  reported  net
income for the three months ended September 30, 1994
of  $896  thousand compared with net income of  $911
thousand  for  the  same period  of  1993.   Pre-tax
income for the nine months ended September 30,  1994
was  significantly lower than during the same period
of  1993, and the Company had a pre-tax loss for the
three  months ended on September 30, 1994.  However,
net  income for the 1994 periods was almost the same
as  for  the  1993  periods because  of  excess  tax
reserves  which were taken into income in the  three
months ended September 30, 1994.

Value  of construction completed for the  nine
months ended September 30, 1994 decreased by 6% from
the  level recorded during the corresponding  period
in  1993 to $1.9 billion.  Because of this, earnings
from  construction contracts decreased 20% from  the
prior  year  level  to $41.0 million.   Construction
earnings for the nine and three month periods  ended
September  30,  1994  were  also  affected  by  $5.2
million  of  losses resulting from re-evaluation  of
construction contracts entered into by  the  Company
in Puerto Rico.

Losses from real estate operations for the nine
months  ended  September 30, 1994 decreased  91%  to
$322,000  from  the corresponding  period  in  1993.
This decrease is due primarily to a gain recorded on
the   sale   of   lease  rights  of  the   Company's
Rickenbacker facility and the continued reduction in
operating  costs  due  to  the  reduction   of   the
Company's real estate portfolio.

Operating   and  general  and  administrative
expenses during the nine months ended September  30,
1994, decreased overall by 9% from the corresponding
period of 1994 to $39.0 million due to the company's
continued overhead reduction program which was begun
in  prior  years.  In addition, the company  reduced
expenses by approximately $3.4 million from the same
period  of  the  prior  year  as  a  result   of   a
restructuring program that was reserved for in 1993.
The   cost  charged  to  the  restructuring  reserve
consisted   primarily   of   salary   and    benefit
continuation  costs, out placement,  and  relocation
costs.

Other income for the six months ended September
30, 1994 amounted to a loss of $721,000 mostly due to losses in overseas operations as a result of soft market conditions.

The decline in value of construction completed
during  the  nine  months ended September  30,  1994
compared  with  the same period of  the  prior  year
reflects  the  effects  of a  virtual  cessation  of
commercial  and multifamily residential construction
starts  in  the early part of the 1990's.   However,
sales  of  new  construction during the  first  nine
months of 1994 were 15% higher than during the  same
period  of  1993, reflecting both  a  shift  in  the
Company's  emphasis from commercial and  residential
construction   to  governmental  and   institutional
construction,  and the beginning of  a  recovery  in
commercial and multifamily residential construction.
                             -9-

At September 30, 1994, the company's backlog of
value  of  construction to be  completed  was  $4.94
billion  and  anticipated earnings  associated  with
backlog  from  construction  contracts  was   $101.2
million, compared to $4.66 billion and $91.8 million
respectively,  as of December 31,  1993.   Estimated
earnings  from  construction  contracts  cannot  and
should not be used as the basis of predictions  with
respect to future net income.

Because  of the constantly changing proportion
of  construction  management  contracts,  consulting
work,   construction  contract  types   (cost   plus
percentage  fee,  cost  plus fixed  fee,  guaranteed
total   and  lump  sum),  and  other  factors,   the
relationship of value of work completed and earnings
from   construction  contracts  is  not  necessarily
meaningful in the short run.

The company's cash flow for the nine months ended
September  30,  1994 resulted in a net  increase  of
funds of $8.9 million.  Cash flows used in operating
activities  amounted to $17.8 million due  primarily
to  the  slow  down  in collection  of  construction
receivables.   Cash flows from investing  activities
amounted  to $12.9 million which is principally  the
result of the sale of marketable securities and real
estate  sales.   Cash  flows provided  by  financing
activities  amounted to $13.8 million primarily  due
to  borrowings  on existing credit facilities.   The
company's  management believes  that  the  company's
financial  condition and available credit facilities
at  September 30, 1994 are sufficient to support the
present  and  prospective levels  of  the  company's
operations.



                            -10-

                Part II  -  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)Exhibit 11 - Computation of Earnings Per
     Share for the nine months ended
     September 30, 1994 and 1993.

  (b) During the nine months ended September 30, 1994 no Form 8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   THE TURNER CORPORATION
                                       (Registrant)

Date: November 14, 1994               H. J. Parmelee
                                       (Signature)

                                    H. J. Parmelee
                                    President





Date:  November 14, 1994                D.J. Smith
                                       (Signature)

                                    D.J. Smith
                                    Senior Vice President
                                    and
                                    Chief Financial Officer




