Form 10-K
TURNER CORP
filed 1995-03-31
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1994

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from _______ to_______

                           Commission File No. 1-8719

                             THE TURNER CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                        13-3209884
           (State or jurisdiction of       (I.R.S. Employer
           incorporation or organization)  Identification No.)

           375 Hudson Street, New York, New York        10014
          (Address of principal executive offices)    (Zip Code)

          Registrant's telephone number, including area code: (212) 229-6000

Securities registered pursuant to Section 12(b) of the Act:


                                                   Name of Exchange
         Title of Class                            on which registered
   Common Stock, $1 Par Value                      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [X]       No [   ]

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.     [X]

  As of March 20, 1995, the aggregate market value on that date of the common stock held by non-affiliates (based upon the last sale price for the common stock on the American Stock Exchange) was $41,633,056.

  As of March 20, 1995, 5,167,219 shares of the registrant's common stock were outstanding.

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

    Due  to economic conditions generally, and  to
factors specifically affecting the commercial real
estate  market,  beginning in 1989,  there  was  a
significant  slowdown in commercial  construction.
In  an  effort  to  minimize the effects  of  this
slowdown,  during  the  last  several  years,  the
company's   construction  subsidiaries   increased
their    focus    on   manufacturing, municipal,
institutional,  public,  justice   and   amusement
(i.e.,  hospital, university, aviation, aquariums,
arenas  and similar) projects.  Approximately  70%
in dollar value of the contracts awarded to the construction subsidiaries in 1994 were in these areas.

     During   1993,   plans  were   developed   to
significantly   reduce   the   company's    future
operating  costs  and  expenses  and  to   improve
productivity.     This    restructuring    program
principally involved a reduction in the number  of
staff,  plus  the  consolidation  of  offices  and
facilities  and  the  reorganization  of   support
functions.   This  program  was  implemented   and
substantially completed in 1994. Its  final  phase
is  expected  to be completed in  1995.   While  a
portion of the benefits of restructuring were realized in 1994, the full benefits are expected to be realized in 1995 and thereafter.

    During  the early 1980's, the Company acquired
and  developed a number of properties.   In  1987,
the Company decided to discontinue its new development activities and began trying to dispose of the properties it owned.

    During 1994, the Company sold one developed real
estate property, two land parcels and a number of
condominium  units  for $7.5  million  which was
essentially the carrying amount of the properties on the company's books. While the Company continues to seek purchasers for its real estate properties, it is unlikely it will
be  able  to  dispose of its properties  in  their
entirety  until  there  are  more  stable   market
conditions in the areas in which the company's properties are located.

    In addition to its property sales, during 1994 the Company sold its master lease and development rights at the Rickenbacker Air Industrial Park for $1.8 million.

    Financial information about the registrant's operations in its construction and real estate segments appear in the consolidated financial statements and in footnote 15 on page 34 in Part
II, Item 8 of this report.

    At  December 31, 1994, The Turner  Corporation
and   subsidiaries  employed  approximately  2,500
staff  employees, of which 1,400 held  supervisory
positions    and    1,100   held   non-supervisory
positions.
Construction Business

       The   Turner   Corporation's   construction
business  is conducted by a number of construction
subsidiaries  (together,  "Turner  Construction").
Turner  Construction is engaged primarily  in  the
construction   of   commercial  and   multi-family
residential buildings, manufacturing and  research
facilities,  hospitals,  correctional  facilities,
stadiums   and  other  entertainment   facilities,
airports  and  other structures.  It  also  has  a
division  which  does  interior  work,   such   as
building-out  office  space.  Turner  Construction
normally  does not build roads, dams,  or  similar
infrastructure   elements.   Turner   Construction
primarily acts as a general building contractor or
as   a   construction  manager.   However,  Turner
Construction also sometimes acts as a consultant to owners and others.

     Although  Turner Construction is a nationwide
(and  to  a lesser extent, worldwide) construction
firm,  Turner  Construction  attempts  to  compete
locally  in  major  cities of  the  United  States
through    essentially   self-contained   regional
offices   and   partially  self-contained   branch
offices. Its objective is to be a major builder in each city or region in which it has an office.

       The    Turner    Corporation's    principal
construction  subsidiary  is  Turner  Construction
Company.   Universal Construction Co.,  Inc.,  The
Lathrop  Company  Inc., and  Turner  Caribe  Inc.,
wholly-owned  subsidiary companies of  The  Turner
Corporation  or Turner Construction  Company,  are
also  engaged  in construction activities  in  the
United   States  principally  in  the   Southeast,
Midwest and the Caribbean Islands.

       When   it   acts  as  a  general   building
contractor,    Turner    Construction     normally
undertakes to construct a project and is paid  the
entire  price  for  the completed  project.   Most
aspects   of   the  construction,   however,   are
performed by subcontractors who are paid by Turner
Construction.  The functions actually performed by
Turner   Construction   are   the   planning   and
scheduling   of   a  construction   project,   the
procurement of materials, the marshaling of the manpower required for the project, the awarding of subcontracts and the direction and management of the construction operation. During 1994, 1993, and 1992 general building contracting activities represented 81%, 75%, and 83%, respectively, of Turner Construction's value of work completed.

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

     In its performance of construction management
services, Turner Construction, for a fee, monitors
and  coordinates the progress of the work done  by
specialty contractors who are employed directly by
the owner to build the project.  During 1994, 1993
and  1992  management  construction  services  and
consulting   represented   19%,   25%   and   17%,
respectively, of Turner Construction's value of work completed. Construction management contracts involve less risk than do projects in which Turner
Construction  is  a  general building  contractor.
However, the profit from construction management contracts can be substantially less than that which Turner Construction can earn when it acts as a general building contractor.

      Construction contracts include lump  sum  or
fixed   price  contracts,  cost-plus   fixed   fee
contracts  and variations thereof including  cost-
plus guaranteed total contracts.  The majority  of
Turner Construction's business involves negotiated
contracts.   The  remainder of its  contracts  are
secured by competitive bidding.

     The  Company  is a partner with Karl  Steiner
Holding  AG ("Steiner") of Switzerland in a  joint
venture    by   the   name   of   Turner   Steiner
International  SA, which renders general  building
construction and construction consulting  services
outside   Turner  Construction's   and   Steiner's
respective home markets.

     In South America, Turner Construction Company is a partner with Birmann SA of Brazil in a joint venture by the name of Turner Birmann Construction
Management Do Brazil SA. The purpose of the joint venture is to provide construction management and consulting services to clients in Brazil and other
South American markets.

     The  Company  is  also a partner  with  EMCON
in a joint venture  by the name of ET Environmental
Corporation    which     provides environmental
 engineering,   general    building
construction, and construction management services on environmental projects throughout the United
States.

       The  United  States  building  construction
industry  is  intensely  competitive  and   Turner
Construction   Company  and  the  other   domestic
construction subsidiaries compete with other major
contractors  as  well as with  small  contractors.
Competition in the industry takes on a  number  of
forms,  including fee levels, quality  of  service
and   degree  of  risk  assumption.   Construction
companies can expand their operations rapidly  and
each  large  population  center  generally  has  a
number   of   medium-sized  building   contractors
accustomed to undertaking all but the largest  and
most    complicated   projects.     Through    its
organizational     structure    of     permanently
established   decentralized  branch  offices   and
subsidiaries,    Turner   Construction    competes
directly  with  those locally  based  contractors.
Year-to-year operations may be adversely  affected
by   general   economic   conditions   which   are
unfavorable  for  business  and  industry.   Exact
statistical  data is not available for determining
the   relative  size  of  construction  companies,
however,   based   on   the  contract   value   of
construction  contracts  received  in   1994   and
published   industry  data,  Turner   Construction
believes  that  it is one of the largest  building
contractors  operating  principally   within   the
United States.

      A  portion  of  the  Company's  construction
activity   is   performed   under    payment   and
performance   bonds   obtained   through   bonding
capacity  from  its sureties.  Projects  requiring
surety bonds are usually either publicly funded or
private projects, which often require FHA  -  type
mortgage  insurance.  While the Company's sureties
limit  the  amount of new payment and  performance
bonds  available, this limitation did not restrict
the  Company's ability to secure new work.   There
could be certain circumstances, however, when this limitation could influence the Company's selection of prospective projects to pursue.

       At   December  31,  1994,  the  anticipated
earnings associated with backlog from work  to  be
completed    under   construction,    construction
management  and construction consulting  contracts
and  under awards believed to be firm but not  yet
confirmed  by  signed formal contracts  was  $92.6
million.  The anticipated earnings from work to be
completed on  contracts and awards at December 31,
1993  was $91.8 million. Approximately 44% of  the
December   31,   1994   earnings   backlog    from
construction contracts relates to work expected to
be  performed during 1996 and beyond.  The backlog
is important to long-range planning and continuity
of   work  for  the  company's  permanent   staff.
However,  anticipated earnings  from  construction
contracts  cannot and should not be  used  as  the
basis  of  predictions with respect to future
operating results.
     The anticipated value of work to be completed
under  construction, construction  management  and
construction consulting contracts and under awards
believed  to  be  firm but not  yet  confirmed  by
signed  formal  contracts  was  $4.55  billion  at
December 31, 1994.  The anticipated value of  work
to   be  completed  on  contracts  and  awards  at
December    31,    1993   was    $4.66    billion.
Approximately  48%  of  the  December   31,   1994
construction backlog is expected to be completed during 1996 and beyond.

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

      At  December  31, 1994, Turner  Construction
employed  approximately 2,400 staff employees,  of
whom   about   1,200   were  executives,   project
managers,  superintendents, engineers,  purchasing
agents,  estimators, senior accountants and  other
supervisory   personnel.   In   addition,   Turner
Construction   employs   foremen   and    building
craftsmen for construction work which has not been
subcontracted  to  specialty contractors.   During
1994, approximately 2,300 foremen and building craftsmen were employed at various times.

Real Estate.

     The Company's subsidiaries involved in real estate operations are Rickenbacker Holdings, Inc.
("RHI"), and Turner Development Corporation and subsidiaries ("TDC"). The Company also has certain other real estate holdings, either directly or through joint venture interests, which are currently being marketed. These holdings relate to residential condominium developments in Boston and Puerto Rico.

     From 1980 to 1987, TDC engaged in real estate
development  in the United States, principally  in
Florida, Georgia, Illinois, Michigan and Virginia.
TDC  developed  and marketed office buildings  and
other   commercial  and  residential   properties,
principally in metropolitan suburban areas.

      TDC essentially discontinued new development activity in 1987. It is attempting to sell land parcels previously held for development as well as certain developed projects. At December 31, 1994,
TDC owned properties in seven states.

      TDC's  development  projects  were  financed
principally  by  construction and mortgage  loans.
TDC   is   attempting   to  market   projects   to
institutional  and other investors  in  commercial
real   estate.   In  connection  with   sales   of
projects, TDC may be required to guarantee levels of occupancy and rentals for limited periods.

      Turner Medical Building Services ("TMBS") is
engaged  in  project  consulting  and  development
services  for  ancillary medical and other  health
care   facilities.   Its  principal  clients   are
hospitals,   physician  group  practice   clinics,
nursing   home  and  life  care  sponsors.    TMBS
provides    management   of   architectural    and
construction  services.   TMBS  subcontracts   the
design and construction of its projects.
      At  December 31, 1994, TDC (including Turner
Medical Building Services) had 3 employees, of whom 2 were management, and marketing personnel.

     RHI owns and leases an air cargo distribution
facility located at the Rickenbacker Air Industrial
Park in Columbus, Ohio. In 1994, the Company  sold  its
master lease and development rights to  the  1600
acre   air   industrial  park  adjacent   to   the
distribution facility. In addition, the Company has renegotiated a lease with the existing lessee extending the maturity date from 1996 to 2010.

Item 2.         Properties.

      The Company's executive offices and offices of subsidiary companies are located in leased facilities in commercial office buildings, except for Universal Construction Co., Inc., which owns a small office building in which its offices are located. The Company's corporate headquarters and New York branch office occupy 100,000 square feet of space which is leased until 2005. Rental expense for this space during 1994 was $2.14 million.
Each construction project has temporary field offices.

      Turner Construction operates three equipment
and  storage yards, located in Newark, New Jersey,
Cincinnati, Ohio and St. Louis, Missouri  for  the
storage  and repair of its construction tools  and
equipment.   Turner  Construction  owns  the  Ohio
storage  and  repair  yards  and  leases  the  New
Jersey and Missouri  facilities.    Universal
Construction  Co., Inc., owns a  yard,  while  The
Lathrop  Company,  Inc.,  leases  yards  for   the
storage and repair of construction equipment.

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

      RHI owns certain buildings and air cargo handling equipment at the Rickenbacker Air Industrial
Air Park in Columbus, Ohio, which collateralize related revenue bonds.

Item 3.         Legal Proceedings.

      Since  1990, the Company and a joint venture
including Prudential Insurance Company of America,
have  been engaged in a litigation in the  Circuit
Court  of  Cook  County,  Illinois  in  which  the
Company  is seeking an unpaid portion of the  cost
of  constructing the Prudential Plaza 2  Tower  in
Chicago  and  Prudential is  seeking  damages  for
alleged construction delays.  The Company believes
it  fully performed its obligations with regard to
the  Prudential Tower.  If it were determined that
there were impermissible construction delays,  the
Company   might  have  resulting  claims   against
others.
     The Company is a defendant in various litigations incident to its business. In some instances the amounts sought are very substantial, including some which are proceeding to trial involving substantial claims and counterclaims, and certain parties are withholding significant amounts included in construction receivables pending the outcome of the litigation. Although the outcome of the litigation cannot be predicted with certainty, in the opinion of management based on the facts known at this time, the resolution of such litigation is not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

Item 4.         Submission of Matters to a Vote of
Security Holders.

    None
                                     PART II

Item 5.   Market for the Registrant's Common
Equity and Related Stockholder Matters.

     The Turner Corporation common stock is listed on the American Stock Exchange under the symbol TUR.

Quarterly Stock Information

1994    High      Low       Close
First   $9.50     $7.375    $8.375
Second   9.00      8.00      8.375
Third    9.625     8.375     8.75
Fourth   8.875     7.25      8.25

1993    High      Low       Close
First  $11.750    $7.375    $11.50
Second  12.875    11.00      12.50
Third   13.00      9.625     9.875
Fourth  10.50      6.75      7.875

     No dividends were declared or paid in 1994 or 1993. As of March 20, 1995, there were approximately 3,517 record holders of the registrant's common stock.

Item 6.       Selected Financial Data

The Turner Corporation and
Subsidiaries
FIVE-YEAR SUMMARY OF FINANCIAL
INFORMATION
(in thousands, except share
amounts)

                                     1994        1993      1992         1991       1990
Value of construction completed    $2,638,579  $2,768,379  $2,644,794   $2,672,475 $3,258,325
Earnings from construction
contracts                          $   54,892  $   67,434  $   73,118   $   68,672 $   84,107
Earnings(losses) from real estate       (277)      (8,069)     (7,603)     (10,712)   (30,233)(e) (
operations
Gross earnings                     $   54,615  $   59,365  $   65,515   $   57,960 $   53,874
Net income(loss)                        3,650(a)   (6,205(b)    4,000(c)    11,342(d) (10,768)
Net income(loss) per common share
 share - primary                         0.35       (1.55)       0.50         2.06      (2.41)
Dividends per Series B preferred         2.16        2.16        2.16         2.16       2.16
share
Dividends per Series C preferred        85.00       85.00       38.00            -          -
share
Dividends per common share                  -           -           -          0.50      1.00
Stockholders' equity               $   59,216   $  54,683  $   60,721   $    46,403 $  35,755
Weighted average common shares
outstanding - primary               5,186,879   5,186,442   5,074,943   4,981,152   4,925,072
Total assets                       $  705,089   $ 664,206  $  726,558   $ 734,841   $ 782,256
Notes payable due after one year
and convertible debenture          $   94,892   $  69,545  $   77,635   $ 103,420   $  78,393

(a) Includes restructuring credits of $1,145.
(b) Includes restructuring charges of $8,500.
(c) Includes extraordinary gain of $316 and cumulative effect of accounting change of $1,454.
(d) Includes pension curtailment gain of $29,862.
(e) Includes write-down of real estate properties of $15,900.

Item 7.   Management's Discussion and Analysis of Financial Condition

Results of Operations 1994 vs. 1993
The Company reported net income of $3.7 million or
$0.35  per common share compared to a net loss  of
$6.2  million  in 1993 or $1.55 per common  share.
The  most significant factors contributing to this
change    were   improvements   in   real   estate
operations, reductions in operating and general and administrative expenses and the recognition of income tax benefits resulting from both operations and excess tax reserves. In addition, 1993's results included pretax charges of $8.5 million for restructuring costs and $6.0 million for real estate valuation adjustments. Results for 1994 include a pretax restructuring credit of $1.1 million which represents excess restructuring reserves.

Gross  earnings declined 8 percent  from  1993  to
$54.6   million  primarily  due   to   losses   on
construction  projects in the  Caribbean  of  $7.7
million and a decline in the value of construction
completed.   These reductions were  offset  by  an
improvement in real estate operations.

General  and administrative expenses decreased  10
percent    primarily   due   to    savings    from
restructuring steps taken, as well as  a  leveling
off  of the start-up costs of the Company's "Total
Quality  Management" program.  1994's results  are
more   fully  described  in  the  discussion  that
follows.

Construction:
Earnings  from construction contracts declined  19
percent  from  1993  to $54.9  million.   While  a
portion  of that can be attributed to a 5  percent
decline  in  construction completed, the  majority
was  the  result of the $7.7 million loss incurred
by  the Company's Caribbean operations in the U.S.
Virgin  Islands  and  Puerto Rico.   These  losses
stemmed from overruns on lump sum contracts begun in prior years and substantially completed in 1994.

In  recent years construction management contracts
have figured more significantly in the mix of  the
Company's  value  of construction  completed.   In
1994 construction management projects amounted  to
19  percent of the value of construction completed
compared  to 25 percent in 1993 and 17 percent  in
1992.  Construction management contracts  normally
involve  lower risk than other types of contracts;
they   also  typically  carry  lower  fees.    The
significant proportion of construction  management
contracts  has,  therefore,  contributed  to   the
decline  in  the profitability ratio (construction
earnings   divided   by  value   of   construction
completed).

The  value  of new contracts secured in  1994  was
$2.69  billion, essentially unchanged  from  1993.
Although  the  expected growth  in  the  Company's
traditional markets did take place, the flat sales
numbers   reflect  the  fact  that  the  Company's
penetration  in  fact  declined  in  the  face  of
intense   competition.   Construction   management
contract sales in 1994 declined in favor of more traditional general contracting projects reversing the trends previously noted.

According to F.W. Dodge, the Company's traditional non-residential building markets for 1994 grew by 12 percent over 1993. Projections are that these markets will continue to grow in 1995, and the Company should be in a position to take advantage of that growth.

The Company's sureties limit the annual amount  of
new payment and performance bonds available to the
Company.   This  limitation did not  restrict  the
Company's ability to secure new business in  1994;
however, there could be circumstances in which  it
could   influence  the  Company's   selection   of
prospective projects.

At  the  end  of  1994,  the anticipated  earnings
associated with backlog from work to be  completed
under  contracts and awards believed  to  be  firm
were   $92.6  million_essentially  unchanged  from
1993.    The   backlog  in  terms  of   value   of
construction  to be completed declined  2  percent
from  1993  to  $4.55  billion.   The  decline  in
backlog volume is a result of the cancellation  in
1994 of certain projects that had been secured  in
1993  and  in prior years.  The unchanged earnings
backlog does represent, however, an improvement in
the   profitability  ratio  of  the   construction
backlog  when compared to prior years.  In support
of  this,  fees on contracts secured in 1994  were
slightly   higher,  on  average,  than   fees   on
contracts secured in 1993, which is a continuation of the trend begun in 1993.

Approximately  44 percent of the earnings  backlog
and  48  percent  of  the  value  of  construction
backlog  relates to work to be performed  in  1996
and beyond. Estimated earnings from construction backlog cannot and should not be used as a basis for predicting future net income.

Real Estate:
Losses  from  real estate operations  amounted  to
$277,000 in 1994 compared to $8.1 million in 1993.
Included  in  the 1993 losses was a  $6.0  million
valuation provision set up as additional  reserves
against asset values in relation to their carrying
value.    During  1994,  the  Company   sold   one
developed  property, two land parcels and  certain
condominium   units,  all  at  their   approximate
carrying value.

The majority of 1994's excess of real estate sales
over  the  cost of sales comes from  the  sale  of
lease   rights   at  the  Company's   Rickenbacker
facility.   Rental  income  and  direct  operating
costs   declined  by  8  percent  and  13  percent,
respectively, due to sales of properties  in  1993
and 1994.

The Company's real estate portfolio is carried  at
estimated  net  realizable value or  at  cost,  as
applicable.  Management believes that  the  timing
of   future   sales  will  depend  upon  achieving
reasonable   values  under  more   stable   market
conditions  which  the Company  believes  will  be
within the next few years for developed properties
and  a more prolonged period for undeveloped  land
parcels.   Until  conditions in  the  real  estate
market  improve to the point that will permit  the
Company  to conduct real estate transactions,  the
Company  will continue to review the asset  values
of  the properties in relation to prospective  net
realizable   value   and   make   adjustments   as
necessary.
During 1994, the Company sold its master lease and
development  rights to the 1,600-acre Rickenbacker
Air   Industrial  Park  for  $1.8   million.    In
addition, the Company as lessor, successfully
renegotiated  a lease for a 66-acre site,  with  the
existing lessee, extending the maturity date  from
1996  to 2010.  As a result of these transactions,
the operations of the Rickenbacker facility should
not   have  any  future  adverse  effect  on   the
Company's cash flow.

Operating and General and Administrative Expenses:

Restructuring credits and charges - in the  fourth
quarter  of  1993  the Company  recorded  an  $8.5
million   provision   for   restructuring.     The
provision included estimated expenses required  to
implement   the  Company's  plan  to   consolidate
certain   support   functions   and   scale   down
operations   in   shrinking  geographic   markets.
During  1994, the Company charged $6.5 million  of
expenditures  against the reserve  which  included
severance,    benefits   and   other    incentives
associated  with staff reductions,  the  costs  of
the consolidation of offices and facilities resulting
from down-sizing operations in shrinking geographic markets, and the reorganization of certain support functions.
Approximately $897,000 of the reserve  remains  in
accrued   liabilities  at   December   31,   1994,
representing  the  balance of the  charges  to  be
funded  in  1995.   The remainder  of  the  unused
reserve of $1.1 million was credited to income in 1994.

The benefits of the restructuring efforts taken in
1994 are reflected in the 11 percent reduction  in
operating and general and administrative  expenses
to  $53.4  million  from  $59.8  million  in  1993
(exclusive   of  the  restructuring  credits   and
charges).   Management  believes  that  the   full
benefit of the restructuring efforts will be realized in 1995 and thereafter.

Other Income:
In  1994 the Company recorded other losses of $1.9
million  compared to $870,000 in  1993.   A  major
part   of   the  loss  is  attributable   to   the
absorption,  on a pretax basis, of the  cumulative
foreign  translation adjustment  relating  to  the
planned   liquidation  of  one  of  the  Company's
inactive    foreign   subsidiaries.     Cumulative
translation   adjustments  had   previously   been
charged directly to stockholders' equity net of tax.

The   Company's   investment  in  Turner   Steiner
International SA resulted in a $1.7  million  loss
to  the Company in 1994 compared to a $3.0 million
loss  in  1993.   This foreign joint  venture  has
secured work in Europe, the Middle East and  Asia-
Pacific markets and is expected to break-even in 1995.

1994 losses were partially offset by interest and dividend income and other foreign investments.

Income Taxes:
The  net  tax  benefit for 1994 amounted  to  $3.2
million  and  is  due primarily  to  the  benefits
derived  from  losses incurred in Puerto  Rico  as
well  as the reversal of excess reserves resulting
from  the  planned  liquidation  of  one  of   the
Company's inactive foreign subsidiaries.

The Company has recorded $18.4 million of deferred
tax  assets having resulted principally  from  net
operating   loss  and  tax  credit  carryforwards.
Management believes that no valuation allowance is
required  for  these  assets  due  to  the  future
reversals    of    existing   taxable    temporary
differences primarily related to the Company's pension plan.

Fourth  Quarter  1994 Compared  to  Third  Quarter
1994:
Results for the fourth quarter amounted to net income of $698,000 or $0.05 per common share compared to net income of $896,000 or $0.08 per common share recorded in the third quarter.

Fourth  quarter  construction operations  reported
value  of  construction completed of $711  million
and  operating income of $4.8 million compared  to
$659  million  and $3.4 million, respectively,  in
the    third   quarter.    The   improvement    is
attributable   to   the  change  in   construction
activity and the increase in productivity as a result of the restructuring program.

Real  estate reported operating losses of  $23,000
in the fourth quarter compared  to $1.5 million in
the   third   quarter.    This   improvement    is
attributable to reduced direct operating costs due
to  the  sale of properties as well as a reduction
in   operating  expenses  as  a  result   of   the
restructuring steps taken in previous quarters.

The excess restructuring reserve of $1.1 million was credited to income in the fourth quarter.

Exclusive of the restructuring credit, general and
administrative expenses increased  56  percent  to
$5.3  million  in  the fourth  quarter  from  $3.4
million in the third quarter. These changes are primarily attributable to the payment of certain incentive benefits which are typically charged to the fourth quarter and the growth in interest expense from slightly increased borrowings and higher interest rates.

The  Company  recorded a $1.2  million  charge  to
other  income representing the recognition of  the
cumulative  foreign translation  adjustment  which
had   previously   been   charged   directly    to
stockholders' equity. In addition, the Company released tax reserves in the fourth quarter that had been held pending the planned liquidation of an inactive foreign subsidiary.

Results of Operations 1993 vs. 1992
The Company reported a net loss of $6.2 million in
1993  or  $1.55 per common share compared  to  net
income of $4.0 million in 1992 or $0.50 per common
share.  This change was primarily attributable  to
provisions  for restructuring charges in  1993  of
$5.6 million and real estate valuation adjustments
in  1993  of  $4.0 million, both net of  tax.   In
addition,  1992's  net  income  included  a   non-
recurring extraordinary gain of $316,000 from the extinguishment of debt and a gain of $1.5 million due to the cumulative effect of an accounting change, both net of tax.

1993 gross earnings declined 9.4 percent from 1992 to $59.4 million primarily due to a decline in construction earnings and an increase in the real estate loss due to the valuation adjustments noted above.

General  and administrative expenses increased  26
percent primarily due to increased interest  costs
associated  with corporate credit  facilities  and
costs   incurred  in  implementing  the  Company's
"Total Quality Management" program.

Financial Condition:
In total, the Company recorded an increase in cash and cash equivalents in 1994 of $29.3 million.

Operating  activities provided positive cash  flow
of  $7.8 million primarily as a result of domestic
construction  profitability and  reduced  overhead
expenditures.
Cash  expended  to fund the restructuring  program
amounted  to $6.5 million in 1994 and was provided
by  operations.   The  remaining  balance  of  the
restructuring charge amounts to $897,000 and will be expended in early 1995.

Cash  flows from investing activities amounted  to
$17.4  million and were due primarily to sales  of
marketable  securities and the three  real  estate
properties noted earlier.  $5.0 million  was  also
returned to the Company from its investment  in  a
Boston  condominium project from unit sales.   The
remainder of this project is expected to be substantially sold in 1995.

Cash  flows from financing activities amounted  to
$4.1  million  which  represents  the  excess   of
borrowings over debt paydowns during the year. In the fourth quarter of 1994, the Company sold $39.5 million of Senior Notes in a private placement to institutional investors, including the Company's pension plan which participated to the extent of $9.5 million. Proceeds from the sale were used to paydown short-term borrowings under the Company's revolving credit facility. The revolving credit facility remains available to the Company.

Management believes the Company's cash flows  from
construction  backlog, its $40  million  revolving
credit   facility  and  amounts   available   from
overnight credit facilities will be sufficient to support the Company's operations. Debt maturing in 1995 will be paid from funds generated from operations or will be refinanced prior to its actual maturity date.

Fair Value of Financial Instruments:
As   described   in  Note  16  to  the   financial
statements, certain financial instruments have fair values which differ from their carrying amounts. The difference in the values related to Notes Payable reflect current favorable interest rates and terms, given the underlying value of the loan collateral.

Inflation:
Inflation  and changing prices during the  current
fiscal  year  have not significantly affected  the
major  markets in which the Company  conducts  its
business.   Domestically,  prices  have   remained
relatively stable. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

Impairment of Loans:
In May of 1993, the Financial Accounting Standards
Board  issued  Statement of  Financial  Accounting
Standards  No.  114, "Accounting by Creditors  for
Impairment of a Loan", which was amended in October 1994 by Statement of Financial Accounting
Standards No. 118.

These statements require that a loan be recognized
as impaired when, based on current information and
events,  it  is probable that a creditor  will  be
unable to collect all amounts due according to the
contractual   terms   of   the   loan   agreement.
Impairments   would  be  recognized  by   creating
valuation allowances with corresponding charges to bad debt expense.
The statements are effective for fiscal years beginning after December 15, 1994, and are to be initially applied as of the beginning of an enterprise's fiscal year.

The   Company  will  adopt  the  standard  at  the
beginning of 1995, and management believes that the impact will not be material to the financial statements.

Item 8.         Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                     Page No.
Financial Statements:
  Report of Independent Public Accountants                14
  Consolidated Balance Sheets - as of December 31, 1994
     and 1993                                             15
  Consolidated Statements of Operations - for the years ended
     December 31, 1994, 1993 and 1992                     16
  Consolidated Statements of Stockholders' Equity - for the
     years ended December 31, 1994, 1993 and 1992         17
  Consolidated Statements of Cash Flows - for the years
     ended December 31, 1994, 1993 and 1992               18
  Notes to Consolidated Financial Statements           19-36
  Responsibilities for Financial Reporting                37

Report of Independent Public Accountants

To The Turner Corporation:

We  have  audited  the  accompanying  consolidated
balance  sheets  of  The  Turner  Corporation   (a
Delaware  corporation)  and  Subsidiaries  as   of
December  31,  1994  and  1993,  and  the  related
consolidated     statements     of     operations,
stockholders' equity and cash flows  for  each  of
the  three years in the period ended December  31,
1994.    These   financial  statements   are   the
responsibility  of the Company's management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

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

As further discussed in Note 4 to the consolidated
financial  statements, the Company has significant
interests  in  real  estate properties  which  are
carried  at  the  lower of cost or  estimated  net
realizable value.  The financial statements do not
purport  to present the Company's entire portfolio
of  real estate interests at their current  market
value or liquidation value, which may be less than
the  carrying  amounts presented.   The  Company's
management presently intends to hold these real estate interests until they can be sold for prices which they believe reflect reasonable values under more stable market conditions. Given the current market for land, management expects to hold the undeveloped land parcels for a prolonged period of time.

In  our opinion, the financial statements referred
to above present fairly, in all material respects,
the  financial position of The Turner  Corporation
and Subsidiaries as of December 31, 1994 and 1993,
and the results of their operations and their cash
flows  for  each of the three years in the  period
ended  December  31,  1994,  in  conformity   with
generally accepted accounting principles.

As   further   discussed  in  Note   10   to   the
consolidated   financial   statements,   effective
January 1, 1993, the Company changed its method of
accounting for postretirement benefits other  than
pensions.   As also discussed in Note  10  to  the
consolidated   financial   statements,   effective
January 1, 1992, the Company changed its method of accounting for amortizing unrecognized pension actuarial gains and losses for the defined benefit pension plan.


New York, New York                ARTHUR ANDERSEN LLP
March 7, 1995


The Turner Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

As of December 31,                        1994    1993
Assets
Cash and cash equivalents             $ 54,756 $  25,485
Marketable securities                    4,251    13,046
Construction receivable: (Note 3)
  Due on contracts including
    retainage                          356,160   314,435
  Estimated unbilled construction
   costs and related earnings           70,733    80,572
Real estate (Note 4)                   106,300   119,892
Property and equipment, net (Note 5)    17,490    17,725
Prepaid pension cost  (Note 10)         64,259    63,207
Other assets                            31,140    29,844
Total assets                          $705,089  $664,206
Liabilities
Construction accounts payable:
  Trade                               $276,391  $239,156
  Due on completion of contracts       118,959   117,647
  Accrued estimated work completed      67,196    78,495
Notes payable and convertible
  debenture (Note 6)                   106,879   102,365
Deferred income taxes (Note 7)          12,731    13,708
Other liabilities                       63,717    58,152
Total liabilities                      645,873   609,523
Commitments and contingencies (Note 13)

Stockholders' Equity (Note 12)
Preferred stock, $1 par value (2,000,000
shares authorized):
       Series C 8.5% cumulative
convertible (9,000 shares issued and
            outstanding; $9,000              9      9
liquidation preference)
       Series B cumulative convertible
(850,000 shares issued; 848,956
            and 849,011 outstanding)       849     849
Common stock, $1 par value
       (20,000,000 shares authorized,    5,200   5,135
5,199,941 and 5,134,778 issued)
Paid in capital                         37,778  37,280
Net unrealized loss on marketable        (276)      -
securities
Cumulative foreign translation               -    (787)
adjustment
Retained earnings                       26,656   24,834
                                        70,216   67,320
Less:  Loan to Employee Stock Ownership
        Plan (Note 11)                 (10,468) (12,105)
       Treasury stock, at cost
        (53,489 common shares)            (532)   (532)
Total stockholders' equity              59,216   54,683
Total liabilities and stockholders'
    equity                            $705,089 $664,206
The accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

The Turner Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)
For the years ended December 31,                1994         1993        1992

Value of construction completed (see below) $ 2,638,579 $ 2,768,379 $ 2,644,794
Earnings from construction contracts        $    54,892 $    67,434  $   73,118
Losses from real estate operations (see below)     (277)     (8,069)     (7,603)
Gross earnings                                   54,615      59,365      65,515
Operating expenses - construction                36,450      40,156      41,160
Operating expenses - real estate                  1,997       3,053       4,143
General and administrative expenses              14,969      16,555      13,107
Restructuring charges (credits) (Note 2)         (1,145)      8,500           -
Income (loss) from operations                     2,344      (8,899)      7,105
Other income (loss), net (Note 14)               (1,854)       (870)     (2,903)
Income (loss) before income taxes                   490      (9,769)      4,202
Income tax provision (benefit): (Note 7)
     Current                                     (2,329)        252         405
     Deferred                                      (831)     (3,816)      1,567
Total income tax provision (benefit)             (3,160)     (3,564)      1,972
Income (loss)  before extraordinary
gain and cumulative effect of accounting change   3,650      (6,205)      2,230
Extraordinary gain, net of tax  (Note 6)              -           -         316
Cumulative effect of accounting change,
  net of tax (Note 10)                                -           -       1,454
Net income (loss)                             $   3,650  $   (6,205)   $  4,000

Primary earnings (loss) per common
share:
  Before extraordinary gain and
   cumulative effect of accounting change    $     0.35  $    (1.55)   $   0.15
  Extraordinary gain                                  -           -        0.06
  Cumulative effect of accounting change              -           -        0.29
  Net income (loss) per common share         $     0.35  $    (1.55)   $   0.50
Fully diluted earnings (loss) per
common share:
  Before extraordinary gain and
   cumulative effect of accounting change    $     0.30          (a)   $   0.15
  Extraordinary gain                                  -           -        0.05
  Cumulative effect of accounting change              -           -        0.25
  Net income (loss) per common share         $     0.30          (a)   $   0.45
Weighted average common and common
  equivalent shares outstanding
     Primary                                  5,186,879    5,186,442   5,074,943
     Fully diluted                            6,035,835          (a)   5,924,437

Value of construction completed
consists of the following:
Revenue from construction contracts:
 Construction costs incurred by the company $1,835,010    $1,848,800  $1,993,749
 Company's share of joint venture              253,080       160,021     134,280
  construction costs
 Earnings from construction
  contracts (including joint venture
  earnings of $5,153, $3,253 and $3,785         54,892        67,434      73,118
  for 1994, 1993 and 1992, respectively)
Total revenue from construction contracts    2,142,982     2,076,255   2,201,147
  Construction costs incurred by
   owners in connection with work
   under construction management
   and similar contracts                       495,597       692,124     443,647
Value of construction completed              2,638,579     2,768,379   2,644,794

Losses from real estate operations
consist of the following:
Real estate sales                        $      9,279    $   23,537 $       252
Cost of sales                                  (7,600)      (23,571)       (252)
Rental and other income                        12,416        13,497      15,026
Direct operating costs                         (8,776)      (10,054)    (14,879)
Depreciation and amortization expense          (5,596)       (5,460)     (5,930)
Write-downs and reserves                            -        (6,018)     (1,820)
Losses from real estate operations       $       (277)   $   (8,069)$    (7,603)
 The accompanying Notes to Consolidated                         (a) Antidilutive
 Financial Statements are an integral
 part of these statements.


  The Turner Corporation and
         Subsidiaries
  CONSOLIDATED STATEMENTS OF
     STOCKHOLDERS' EQUITY
  (in thousands, except share amounts)
For the years ended December 31,            1994         1993         1992
                                  Shares  Amount  Shares  Amount  Shares  Amount
Convertible preferred stock,
Series C
   Balance at beginning of year    9,000    $9     9,000    $9        -   $-
   Preferred stock issued              -     -         -     -    9,000    9
   Balance at end of year          9,000     9     9,000     9    9,000    9
Convertible preferred stock,
Series B
   Balance at beginning of year 849,011    849  849,494    849  850,000  850
   Preferred stock retired          (55)     -     (483)     -     (506)  (1)
   Balance at end of year       848,956    849  849,011    849  849,494  849
Common stock
  Balance at beginning of year 5,134,778 5,135 5,070,535 5,071 4,980,088 4,980
   Common stock issued            65,163    65    64,243    64    90,447    91
   Balance at end of year      5,199,941 5,200 5,134,778 5,135 5,070,535 5,071
Paid in capital
   Balance at beginning of year         37,280          36,699           26,997
   Excess of proceeds over par
    value of Series C preferred
    stock issued                             -               -            8,991
   Excess of proceeds over par
    value of common stock issued           498             575              695
   Excess of proceeds over cost
    of treasury stock issued                 -               6               16
   Balance at end of year               37,778          37,280           36,699
Net unrealized loss on marketable securities
   Balance at beginning of year              -               -                -
   Net unrealized loss for the year       (276)              -                -
   Balance at end of year                 (276)              -                -
Cumulative foreign translation adjustment
   Balance at beginning of year           (787)          (783)           (1,088)
   Change in cumulative
   translation adjustments
   during the year                         787             (4)              305
   Balance at end of year                    -           (787)             (783)
Retained earnings
   Balance at beginning of year         24,834           32,869           30,306
   Net income (loss) for the year        3,650           (6,205)           4,000
   Cash dividends on Series C
    preferred stock,$85.00, $85.00
      $38.00 per share                   (765)             (765)           (342)
   Cash dividends on Series B
     preferred stock, $2.16 per share  (1,833)           (1,835)         (1,835)
   Tax benefits on Series B
    preferred stock dividends             770               770             740
   Balance at end of year              26,656            24,834          32,869
Loan to Employee Stock
Ownership Plan (ESOP)
 Balance at beginning of year         (12,105)          (13,668)        (15,260)
  Repayment from loan to ESOP           1,637             1,563           1,592
  Balance at end of year              (10,468)          (12,105)        (13,668)
Treasury stock
  Balance at beginning of year 53,489    (532)  22,647     (325)  25,965   (382)
  Purchase  of treasury stock       -       -   32,900     (240)       -      -
  Treasury stock issued             -       -   (2,058)      33   (3,318)    57
  Balance at end of year       53,489    (532)  53,489     (532)  22,647   (325)
Total stockholders' equity            $59,216           $54,683          $60,721

The accompanying Notes to
Consolidated Financial
Statements are an integral part
of these statements.
The Turner Corporation and Subsidiaries
CONSOLIDATED STATEMENTS  OF CASH FLOWS
(in thousands, except  share amounts)
For the years ended December 31,            1994     1993     1992
Cash flows from operating activities:
    Net income (loss)                      3,650   (6,205)   4,000
    Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
      Restructuring charges (credits)     (1,145)   8,500        -
      (Gain) loss on sale of real         (1,679)       -        -
        estate sales
     Cumulative foreign translation        1,193       34        -
       charge
    Write-downs and reserves                   -    6,018    1,820
    Extraordinary gain                         -        -     (571)
    Cumulative effect of accounting change     -        -   (2,423)
    Equity in affiliates' net loss         1,915    3,027    3,928
    Depreciation and amortization          9,366    9,824   11,043
    Net periodic pension credit           (1,052)  (9,674)  (9,549)
    Provision (benefit) for deferred        (831)  (3,816)   2,536
      income taxes
    Changes in operating assets and
      liabilities:
        Decrease (increase) in           (31,886)  27,703   23,757
         construction receivables
        Increase (decrease) in            27,248  (32,110) (25,857)
         construction accounts payable
        Decrease in restructuring         (6,458)       -        -
         reserve
        Decrease (increase) in other       7,484    4,780   (7,207)
         assets and liabilities, net
        Net cash provided by               7,805    8,081    1,477
         operating activities
Cash flows from investing activities:
    Purchases of marketable securities         -  (25,913) (13,613)
    Proceeds from sale of marketable       8,389   26,480        -
      securities
    Distributions from joint ventures      5,000        -        -
    Investments in joint ventures           (900)  (8,137)  (3,180)
    Purchases of property and equipment   (3,569)  (4,610)  (4,373)
    Proceeds from sale of property         1,916    4,162      591
      and equipment
    Proceeds from sale of real estate net  7,049   17,465        -
    Increase in real estate               (3,423)  (3,911)  (2,468)
    Repayments on notes receivable         2,888      416      474
    Net cash provided by (used in)        17,350    5,952  (22,569)
      investing activities
Cash flows from financing activities:
    Common stock issued                      563      639      786
    Convertible preferred stock issued         -        -   15,000
    Cash dividends to preferred stock-    (2,598)  (2,600)  (2,177)
      holders
    Repayments from loan to ESOP           1,637    1,563    1,592
    Proceeds from borrowings              80,497   62,963   42,386
    Payments on borrowings               (75,983) (89,217)  (34,321)
    Cash used for debt restructuring           -        -    (1,201)
    Funding of joint venture borrowings        -        -    (5,034)
    Proceeds from issuance of                  -       39        73
     treasury stock
    Purchases of treasury stock                -     (240)        -
    Net cash  provided by (used in)        4,116  (26,853)   17,104
     financing activities
    Net increase (decrease) in cash and   29,271  (12,820)   (3,988)
     cash equivalents
    Cash and cash equivalents at          25,485  38,305     42,293
     beginning of year
    Cash and cash equivalents at end of
     year                                $54,756 $25,485    $38,305
Noncash financing activities:
     Mortgage note assumed by the
      buyer in connection with the sale
      of real estate                     $     - $ 4,426    $     -
    Series D convertible preferred
     stock exchanged for a convertible
     debenture                                 -       -      6,000
    Note payable forgiven related
     to the air industrial park                -       -      2,500
Noncash investing activities:
    Net unrealized loss on
     marketable securities                   276       -         -
    Note provided upon the sale of
     certain assets and liabilities
     of a construction subsidiary              -    1,577        -
    Notes provided upon the sale
     of real estate                        1,849    1,185        -
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

The   Company   continuously   reviews   estimated
earnings  from  construction contracts  and  makes
necessary adjustments based on current evaluations
of  the indicated outcome.  In 1994 and 1993,  the
Company    wrote    down   certain    construction
receivables and claims deemed unrecoverable.

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

The  real  estate properties which  are  held  for
investment  are  carried at cost less  accumulated
depreciation  and  are assessed  periodically  for
impairment   based  on  the  sum  of  undiscounted
estimated  future  cash  flows.   All  other  real
estate  properties and investments in real  estate
joint ventures are carried at the lower of cost or
estimated net realizable value (Note 4).
Depreciation   and  Amortization:    The   Company
calculates depreciation on property and equipment,
and  on real estate primarily on the straight-line
method.   Estimated useful lives are  as  follows:
buildings  and  improvements, 20-40 years;  office
machines and furniture, 5-10 years; and equipment,
10  years.  Leasehold improvements (the Company as
lessee) to property used in Company operations are
amortized on a straight-line basis over the  lease
terms.    Tenant  improvements  (the  Company   as
lessor) on real estate properties are amortized on a straight-line basis over the term of the lease.
Maintenance and repairs are expensed currently, except that expenditures for betterments are capitalized.

In  connection  with  the  renegotiated  lease  of
certain   facilities  at  the   Rickenbacker   Air
Industrial  Park, effective January 1,  1995,  the
Company revised the estimated depreciable life of the facilities to coincide with the new lease term.

Cash:    The  Company  considers  all  investments
purchased with maturities of 90 days or less to be
cash equivalents.
The    Company's    other   liabilities    include
approximately $36,800 and $26,400 net payable to banks for checks drawn but not cleared as of December 31, 1994 and 1993, respectively.

Marketable Securities:
On  January 1, 1994, the Company adopted Statement
of  Financial Accounting Standards (SFAS) No.  115
"Accounting  for Certain Investments in  Debt  and
Equity   Securities."   In  accordance  with   the
provisions of SFAS No. 115, marketable securities which consist primarily of equity and bond mutual funds are classified as available-for-sale and are reported in the Balance Sheet at fair value as of December 31, 1994. Prior to that date, marketable securities were carried at the lower of cost or market at the Balance Sheet date.

Unrealized gains and losses in 1994 are reported as a separate component of stockholders' equity.
In prior periods, net unrealized losses were charged to expense. The effect of the adoption of the Standard was not material to the financial statements.

Loans Receivable:  Effective January 1, 1995,  the
Company  will  adopt SFAS No. 114  "Accounting  by
Creditors  for  Impairment of a  Loan"  which  was
amended by SFAS No. 118.  These statements require
that  a loan be recognized as impaired when, based
on  current information and events, it is probable
that  a  creditor will be unable  to  collect  all
amounts due according to the contractual terms  of
the   loan   agreement.   Impairments   would   be
recognized  by creating valuation allowances  with
corresponding   charges  to  bad   debt   expense.
Management  believes the impact of  the  standards
upon   adoption  will  not  be  material  to   the
financial statements.

Income Taxes: Prior to January 1, 1993, deferred income tax expenses or benefits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for financial reporting purposes and for purposes of filing income tax returns in effect when the difference arose.

Effective  January  1, 1993, the  Company  adopted
SFAS  No.  109,  "Accounting  for  Income  Taxes."
Under SFAS No. 109, deferred assets or liabilities
are  computed based on the difference between  the
financial statement and income tax bases of assets
and  liabilities  using the enacted  marginal  tax
rate.   Deferred income tax expenses  or  benefits
are based on the changes in the asset or liability
from  period  to  period.   The  adoption  of  the
standard   was  not  material  to  the   financial
statements.

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

2.  Restructuring Charges

During 1993, plans were developed to significantly
reduce  the Company's future operating  costs  and
expenses   and  to  improve  productivity.    This
restructuring  program  principally   involved   a
reduction  in  the  number  of  staff,  plus   the
consolidation  of offices and facilities  and  the
reorganization of support functions.  The  results
of  operations for 1993 included $8,500 of  pretax
charges ($5,600 net of tax benefits, or $1.08  per
share)  related  to  this  program.   The  charges
included  provisions for severance pay,  incentive
programs relating to employee terminations,  costs
related to the consolidation of offices and  other
reorganization    costs.    This    program    was
implemented   in   1994  and   was   substantially
completed by the end of the year. During 1994, $6,458 was charged to the reserve and $897 remains in accrued liabilities at December 31, 1994. The balance of the unused reserve of $1,145 was credited to income in the fourth quarter of 1994.

3.  Construction Receivables

Due on contracts included $116,856 of retainage at
December   31,   1994.   It   is   expected   that
approximately  86%  of  such  retainage  will   be
collected  by December 31, 1995.  At December  31,
1993,   retainage   was   $106,665.   Construction
receivables  include estimated  net  claims.   The
settlement  of  the claims depends  on  individual
circumstances,  accordingly,  the  timing  of  the
collection  will  vary and may extend  beyond  one
year.  Those claims, primarily due to owner-caused
delays,   incomplete  specifications  or   similar
reasons,   amounted  to  $8,600  and  $10,800   at
December 31, 1994 and 1993, respectively.

4.  Real Estate

The  Company  owns  a portfolio  of  real  estate,
either   directly   or   through   joint   venture
interests,   that   includes   commercial   office
properties,       mixed-use      warehouse/service
properties,  residential  properties,  undeveloped
land, and certain buildings and hangars located at
an   air  industrial  park.   The  properties  are
located   throughout   the  United   States,   but
primarily   in  the  Southeast  and  Great   Lakes
regions.  Accumulated depreciation at December 31,
1994   and   1993   was   $34,639   and   $32,037,
respectively.


Given  the current real estate market, the Company
has  determined that its interests  in  commercial
office,   mixed-use  and  residential  condominium
properties, and undeveloped land parcels  will  be
available  for  sale when they  can  be  sold  for
prices  which  the  Company believes  reflect  the
reasonable  value  of  the properties  under  more
stable  market conditions.  Management expects  to
dispose  of  its  interests in commercial  office,
mixed-use  and residential condominium  properties
for  those  prices generally within the  next  few
years.   Based  on  management's intended  holding
period,   the  Company's  interests   in   certain
developed   properties  are   carried   at   their
estimated  fair  value.  Given the current  market
for    undeveloped   land   parcels,    management
anticipates a prolonged period before land  values
recover.  Due to the relatively low holding  costs
of  the  Company's undeveloped land  parcels,  the
Company intends to and has the ability to hold the
properties for a prolonged period of time in order
to    achieve   more   reasonable   prices    upon
disposition.    The  carrying   amounts   of   the
Company's  interests in these developed properties
were  $45,934 and $57,692, and in the  undeveloped
land  parcels were $30,458 and $31,076 at December
31,  1994  and  1993,  respectively.   These  real
estate interests are carried at the lower of  cost
or   estimated  net  realizable  value.   The  net
realizable values reflect the Company's estimates of the net sales proceeds less anticipated capital expenditures through the estimated date of sale and disposal costs, which have not been discounted to net present value.

The Company estimates the net realizable values by
evaluating  and  making assumptions  about  future
events   with  respect  to  the  property,  market
conditions  and  anticipated  investor  rates   of
return.   The  net realizable values reflect  each
disposition   based   on  the  Company's   current
intended holding period, and do not represent liquidation values. Judgments regarding future events are not subject to precise quantification or verification and may change from time to time as economic and market factors, and the Company's evaluation of them, change and the effects of such changes may be significant.

The  Company  actively monitors market  conditions
and   reviews,  on  a  quarterly  basis,  the  net
realizable values of its real estate interests and
reduces  carrying  amounts when  required.   On  a
periodic  basis,  generally not exceeding  two  to
three   years,   the   Company   has   independent
appraisals  performed for significant real  estate
interests  for the purpose of assisting management
in   determining   their  fair   value   and   the
appropriate timing of disposition. In connection with the Company's review of the carrying amounts of its real estate interests, additional write-downs and reserves of $6,018 were recorded for the year ended December 31, 1993.

5.  Property and Equipment

Property and equipment as of December 31, 1994 and 1993 consisted of:


                         1994    1993
Buildings and          $14,063 $12,633
improvements
Office machines and     17,000  16,610
furniture
Equipment               16,470  16,508
Total                   47,533  45,751
Less:  accumulated
depreciation and
amortization           (30,043)(28,026)
Net                    $17,490 $17,725
6.  Notes Payable and Convertible Debenture

Notes payable and convertible debenture as of December 31, 1994 and 1993 consisted of the following:


                        1994     1993
Senior Notes        $  39,500 $     -
Land and building      24,845    31,877
mortgages
Revenue bonds          18,400    20,500
Employee Stock         11,100    12,800
Ownership Plan
Revolving credit            -    24,000
facility
Convertible             6,000     6,000
debenture
Other                   7,034     7,188
Total               $ 106,879 $ 102,365

Senior  Notes:  On December 21, 1994, the  Company
sold   $39,500  of  Senior  Notes  in  a   private
placement  to  institutional investors,  including
the Company's pension plan (Note 10).  Proceeds of
the   Notes   were  used  to  paydown   short-term
borrowings  under  the revolving credit  facility.
The  Notes bear interest at a fixed rate of 11.74%
and  mature in even principal amounts on the third
through  seventh anniversary dates of  the  Notes.
The   Note  Purchase  Agreement  contains  various
covenants, the most restrictive of which is a fixed-charge coverage requirement.

Land   and  Building  Mortgages:   Variable   rate
mortgages  bear interest at rates  of  LIBOR  plus
2.25%  or  prime plus 0.5% and mature  in  varying
installments  through 1999.  The weighted  average
interest  rate for 1994 and 1993 was approximately
7.47% and 6.64%, respectively.  In connection with
a  variable  rate building mortgage, in  1994, the
Company   entered  into  an  interest  rate   swap
agreement with a bank for a notional amount equal to the underlying mortgage ($9,562 at December 31, 1994). The swap agreement provides for a fixed interest rate of 6.96% through January 27, 1998.
Fixed rate mortgages of $5,163 bear interest at 7% or 9.375% and are due in varying installments through 2001.

Revenue  Bonds:  Adjustable rate revenue refunding
bonds  collateralized  by properties  at  the  air
industrial  park  mature in  varying  installments
through 2010.  The bonds bear interest at a weekly
variable rate.  The weighted average interest rate
for  1994  and  1993 was approximately  2.89%  and
2.46%, respectively.  The bonds are supported by a
letter of credit for which the Company pays  1.50%
per  annum.  The Company entered into an  interest
rate  swap  agreement with a bank  for  a  $15,000
notional amount providing for a fixed interest rate of 4.13% through December 15, 1996.

Multi-family facility revenue bonds collateralized
by  a  residential property were retired  in  1993
upon disposition of the property. The bonds bore interest at a weekly variable rate. The weighted average interest rate for 1993 was approximately
3.32%.

Extinguishment  of  Debt:  In December  1992,  the
Company restructured certain debt relating to  the
air  industrial park.  The previously  outstanding
revenue bonds, which carried a fixed interest rate
of  8.75% were redeemed at 102% of par value.   In
addition,  $2,500  of  other  debt  was  forgiven.
Proceeds   for   the  redemption  were   primarily
provided  by  a series of adjustable rate  revenue
refunding  bonds  issued in  November  1992.   The
transaction  resulted in a net extraordinary  gain
of $316.
Employee  Stock Ownership Plan (ESOP):  This  loan
was  used  to fund the Company's loan to the  ESOP
and  is  payable  in varying installments  through
1999.  Interest is payable quarterly at a variable
rate  equal  to  83%  of  the  prime  rate  or   a
percentage of LIBOR, at the Company's option.  The
loan  is  collateralized  by  first  mortgages  on
certain  real  estate properties  and  letters  of
credit.     The   loan   allows   for   collateral
substitution   and   upon  disposition   of   such
properties  may require additional  collateral  to
maintain    loan-to-value   relationships.     The
weighted  average interest rate for 1994 and  1993
was  approximately 4.56% and 3.44%,  respectively.
The  loan  agreement  contains various  covenants,
including  the maintenance of a minimum amount  of
stockholders' equity and debt coverage ratio.   At
December   31,  1994,  the  minimum  stockholders'
equity required was $54,000 and increases by $4,000 annually to $74,000 in 1999.

Revolving  Credit Facility:  The  Company  has  an
unsecured   $40,000  revolving   credit   facility
maturing in 1996, the proceeds of which are  being
used  for general corporate purposes.  The current
facility  permits  the Company to  choose  between
various   interest  rate  options.   The  weighted
average  interest  rate  for  1994  and  1993  was
approximately 6.84% and 5.97%, respectively.   The
Company pays a commitment fee at an annual rate of
0.5% on  the unused portion of the facility.   The
facility contains various covenants, the most restrictive of which is a fixed-charge coverage requirement.

Convertible Debenture:  In July 1992, the  Company
issued  a $6,000 8.5% convertible debenture  which
matures  in 1997.  The Company may not prepay  the
principal balance prior to its maturity.   At  the
option of the holder, the debenture is convertible into 6,000 shares of Series D 8.5% convertible preferred stock of the Company. The holder must convert the full debenture principal balance at the time of conversion. The Series D stock is ultimately convertible into 600,000 shares of the Company's common stock and carries terms similar to the Series C stock of the Company, except as to the election of directors (Note 12).

Other:   This amount includes a bank loan for  the
purpose of financing improvements to the Company's
corporate offices which had an outstanding balance
of  $3,000  and $5,000 at December  31,  1994  and
1993,  respectively.  The principal is payable  in
semi-annual installments through 1995.   The  loan
bears  interest at LIBOR plus 0.25%.  The weighted
average interest rate for 1994 and 1993, including
associated    letter   of   credit    fees,    was
approximately 7.74% and 4.85%, respectively.

The  Company maintains overnight credit facilities
with  various banks at varying rates.  The Company
had   available  $10,500  of  which   $2,400   was
outstanding at December 31, 1994.  The  facilities
are subject to periodic renewal from the banks and
certain  facilities carry annual  commitment  fees
ranging  from  0.375% to 0.5%.   During  1994  and
1993, the weighted average interest rates were 7.59% and 6.31%, respectively.

Aggregate maturities of notes due are as follows:

  1995     1996   1997    1998    1999   Thereafter
$11,9888 $3,288 $22,971 $20,190 $11,926  $36,516

Interest cost, which approximates amounts paid, for the years ended December 31, 1994, 1993 and 1992 was $7,923, $7,427 and $8,124, respectively.

At December 31, 1994, the carrying value of the real estate that was pledged as collateral for notes payable was $68,629.
7.  Income Taxes

The components of the income tax provision (benefit) are as follows:

              1994     1993     1992
Current:
Federal    $ (2,924)  $   -    $   -
Foreign          59      145     196
State & Local   536      107     464
             (2,329)     252     660

Deferred:

Federal       1,659   (4,027)   2,099
Foreign      (2,482)       -        -
State & Local    (8)     211      437
               (831)  (3,816)   2,536
Total      $ (3,160) $(3,564) $ 3,196

The income tax provision (benefit) above consists of the following components:

                           1994      1993     1992
Operations            $  (3,160)  $ (3,564) $ 1,972
Extraordinary gain            -          -      255
Accounting change             -          -      969
                      $  (3,160)  $ (3,564) $ 3,196

In  the Statement of Operations for the year ended
December 31, 1992, the extraordinary gain and the cumulative effect of the accounting change are shown net of the related tax provision.

Deferred   income  taxes  result  from   temporary
differences   between   the  financial   statement
carrying  amounts and the tax bases of assets  and
liabilities.  The source of these differences  and
tax  effect of each at December 31, 1994 and  1993
and for the year ended December 31, 1992 are as follows:

                       Deferred Income Tax       Provision (Benefit) for
                        Liability (Asset)          Deferred Income Taxes

                              1994        1993         1992
Construction earnings        $  656       $ 556       $ (314)
Pension plans                24,629      24,287        4,216
Depreciation                  5,857       5,572         (156)
Real estate properties       (2,736)     (2,362)         159
Net operating loss benefits (11,163)     (7,375)      (1,886)
Restructuring charges          (239)     (2,890)           -
Alternative minimum tax
credit carryforward          (2,451)     (2,451)           -
Jobs credit carryforward        (75)        (75)           -
Deferred compensation plan     (611)       (787)        (100)
Contributions carryover      (1,056)       (848)        (231)
Other                           (80)         81          848
                           $ 12,731    $ 13,708      $ 2,536


The  Company has recorded $18,411 of deferred  tax
assets   having  resulted  principally  from   net
operating   loss  and  tax  credit  carryforwards.
Management believes that no valuation allowance is
required  for  these  assets  due  to  the  future
reversals    of    existing   taxable    temporary
differences primarily related to the Company's defined benefit pension plan.

A comparison of the Federal statutory rate with the company's effective tax rate is as follows:

                         1994    1993    1992

Statutory Federal income  34.0 %  (34.0) % 34.0 %
 tax rate (benefit)
State and local taxes,    86.6 %    2.2 %   8.3 %
 net of Federal benefit
Effective foreign tax   (489.3) % (3.0) %   0.7 %
 rate
Reserve reversals       (355.2) %    --      --
Other                     79.0 %  (1.7) %   1.4 %
Effective tax rate      (644.9) % (36.5) % 44.4 %
 (benefit)

Income taxes paid (refunded) were $(455), $73 and $(3,397) for 1994, 1993, and 1992, respectively.

For Federal income tax purposes, the company has available at December 31, 1994 a net operating loss carryforward of $26,422 which is available to offset future taxable income and expires from 2006 through 2009, and an alternative minimum tax credit carryforward of $2,451 which can be carried forward indefinitely.

The unrecognized deferred tax liability related to
cumulative   undistributed  earnings  of   foreign
subsidiaries which were permanently reinvested was $164 at December 31, 1994.

8. Incentive Compensation Plans

The  Company  sponsors two incentive  compensation
plans.  The Executive Incentive Compensation  Plan
(EICP)  authorizes payments of awards to executive
officers  and  other designated employees  of  the
Company  in the form of cash and common  stock  of
the  Company, which may be deferred in part at the
election  of  the recipient.  The  committee  that
administers  the  plan determines  the  particular
recipients  who  are  to receive  awards  and  the
amounts  of their respective awards.  The  amounts
charged   to  expense  in  1994,  1993  and   1992
aggregated $849, $39, and $1,092, respectively.

The   staff  Incentive  Compensation  Plan   (ICP)
authorizes payment of awards in the form  of  cash
and   common  stock  of  the  Company  to  certain
salaried employees who are not participants in the
Company's  EICP.  All awards are  deferred  for  a
period of five years and are paid out in cash  and
common  stock  over a six-year period  thereafter.
Recipients   must   remain   in   the   continuous
employment  of the Company up to the  distribution
date  in  order to receive the award.  The amounts
charged   to  expense  in  1994,  1993  and   1992
aggregated $134, $116 and $78, respectively.

The  Company plans to liquidate the ICP during the
first  quarter  of 1995.  The liquidation  of  the
plan  will  be  done  through issuance  of  21,379
shares of the Company's common stock to the current participants of the program. Each share will be valued at $7.919, which is the average market price of the Company's common stock over the last 20 business days of December, 1994. The total gross value of the liquidation is $283.
9. Stock Options

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

Option plan transactions during 1994 and 1993 are summarized in the following table:

                                                     Price Range
                              1994       1993        Per Share
Outstanding January 1        759,788     645,328    $8.00 - 27.50

Granted                       99,000     135,500     7.75 -  8.56
Exercised                          -        (800)            8.50
Canceled                    (114,360)    (20,240)    7.75 - 27.50

Outstanding December 31      744,428     759,788     7.75 - 27.50

Exercisable at December 31   617,449     636,568     8.00 - 27.50

Options available for
grant at January 1           277,530     405,290

Options available for
grant at December 31         247,390     277,530

10.  Employee Benefit Plans

Defined Benefit Pension Plan:
The  Company has a noncontributory defined benefit
pension  plan which covers salaried employees  who
meet   minimum   age   and   length   of   service
requirements.

On  March  31,  1991,  the Company  curtailed  its
defined benefit pension plan such that benefits do
not  accrue to plan participants for future  years
of  service  under the benefit formula.   Benefits
earned prior to the curtailment were based on members' years of service and averaged final salary.

Effective January 1, 1994, the Company amended the
defined benefit pension plan to add a cash balance
plan   feature,  to  provide  benefits   to   plan
participants  that were previously provided  under
the  defined contribution retirement  plan.   Past
benefits  earned  by  plan participants  prior  to
curtailment are not changed and benefits earned by
participants for future service are provided under
a  different  benefit formula.   New  participants
will earn benefits only under the revised formula.
The  new benefit formula provides for credits into
notional  individual account balances  based  upon
salary   and   years   of   service.    Management
anticipates  that  the  cash  balance  plan   will
significantly  reduce  the  net  periodic  pension
credit recognized in future years, and result in a
reduction of the prepaid pension asset.
The projected unit credit actuarial method is used
to  determine  the  recognition  of  net  periodic
pension   expense   and   to   determine   funding
requirements. The Company will continue to fund the plan as required.

The Company amortizes unrecognized prior service costs on a straight-line basis over a period not exceeding the average life expectancy of retirees.

Effective January 1, 1992, the Company changed the
method   for   amortizing   unrecognized   pension
actuarial gains and losses, under which  the  full
amount  of the net actuarial gain or loss  in  the
year   is  being  amortized  over  a  period   not
exceeding   the   average   life   expectancy   of
employees.  The effect of the change in accounting
method  for  the  year  ended  December  31,  1992
related  to  the  1992  pension  expense  was   to
increase net income by $641, net of tax, or  $0.12
per share on primary earnings per share and $0.10 per share on fully diluted earnings per share.

Plan assets consist primarily of pooled equity, debt and short-term investment funds, a pooled real estate equity fund, 675,000 shares of the Company's common stock and $9,500 of the Company's
Senior Notes (Note 6).

The table below sets forth the funded status of the defined benefit pension plan and the amounts recognized in the Company's financial statements at December 31, 1994 and 1993 and for the years then ended:

                                        1994       1993
Actuarial present value of benefit
   obligations:
   Vested benefits                   $ 100,201    $ 81,843
   Accumulated benefit obligation      104,602      86,670
   Projected benefit obligation        104,602      86,670
Plan assets at fair value              154,918     163,099

Plan assets in excess of projected
   benefit obligation                   50,316      76,429
Unrecognized prior service cost          8,832       1,825
Unrecognized net loss (gain)             9,514      (9,763)
Remaining unrecognized net asset
   being recognized over 15 years       (4,403)     (5,284)

Prepaid pension cost                  $ 64,259    $ 63,207

Components of net periodic pension
   credit:
   Service cost                       $  7,910    $      -
   Interest cost on projected benefit
      obligation                         7,651       6,829
   Actual return on plan assets          1,370     (15,646)
   Net amortization and deferral       (17,983)       (857)

Net periodic pension credit           $ (1,052)   $ (9,674)

The assumptions used in measuring the actuarial value of projected benefit obligations and determining the net periodic pension credit were:

                                          1994       1993
Weighted average discount rate            8.25%      8.25%
Rate of compensation increase -
  cash balance feature                    6.8%        N/A
Weighted average expected long-term
   rate of return on plan assets         9.96%      10.00%

Defined Contribution Pension Plans
From  April  1,  1991 to December  31,  1993,  the
Company    sponsored   a   defined    contribution
retirement  plan covering salaried  employees  who
met    minimum   age   and   length   of   service
requirements.    Contributions   were   based   on
salaries and length of service.  The Company  also
sponsors  a  Section 401(k) tax  deferred  savings
plan  which  covers  salaried employees  who  meet
minimum  age  and length of service  requirements.
Matching   contributions  are  based  on  employee
contributions and are limited to one-half  of  the
first   3%   of   the   employee's   compensation.
Effective    January   1,   1994,   the    defined
contribution retirement plan was merged  into  the
Section  401(k)  tax deferred  savings  plan.   No
additional  contributions  will  be  made  to  the
defined  contribution retirement  plan.   Benefits
earned  under  the  Section  401(k)  tax  deferred
savings  plan  remain  unchanged.   The  aggregate
amount charged to expense for these plans was $1,653 and $6,933 in 1994 and 1993, respectively.

Postretirement Benefit Plan
Employees  retiring from the Company and  eligible
for an immediate benefit from the retirement plans
(generally  age 55 with 15 years of  service)  are
eligible   to   continue  their  current   medical
insurance  coverage into retirement.  The  medical
benefits   continue   to   be   subject   to   the
deductibles,   copayment  provisions   and   other
limitations.   Retirees pay for a portion  of  the
total cost of their medical insurance and starting with 1993 retirements, the portion of the total cost will be dependent on the individual's total
Company service at retirement. The medical plans of the Company are funded on a pay-as-you-go basis.

Effective  January  1, 1993, the  Company  adopted
SFAS   No.   106   "Employers'   Accounting    for
Postretirement  Benefits  Other  Than   Pensions,"
which   mandates  the  accrual  of  postretirement
health  benefits during the years  that  employees
render service.
The  following table sets forth the funded  status
of  the  plan  and the amounts recognized  in  the
Company's  financial statements  at  December  31,
1994 and 1993 and for the years then ended:
                                                   1994    1993
Actuarial present value of accumulated postretirement
benefit obligation:
   Retirees                                     $14,023   $16,162
   Fully eligible active plan participants        1,569     1,371
   Other active plan participants                 3,590     4,788
   Accumulated unfunded postretirement benefit
      obligation                                 19,182    22,321
   Remaining unrecognized transition obligation
      being recognized over 20 years            (17,829)  (18,820)
   Unrecognized net gain (loss)                   2,183    (1,744)
   Accrued postretirement benefit obligation   $  3,536   $ 1,757


Net periodic postretirement benefit cost includes
the following components:
   Service cost                               $    336    $   286
   Interest cost                                 1,652      1,612
   Amortization of unrecognized transition
   obligation                                      991        991
Net periodic postretirement benefit cost      $  2,979    $ 2,889

Impact of one percent increase in healthcare trend rate:
   Aggregate impact on annual service cost and
   interest cost                              $   106     $   120
   Increase in accumulated postretirement
   benefit obligation                         $ 1,186     $ 1,619


The accumulated postretirement benefit obligation was computed using an assumed weighted average discount rate of 8.5% in 1994 and 7.5% in 1993.
The healthcare cost trend rate was assumed to be 12% in 1994 decreasing by 1% a year to 6% in 2000 and 5.5% in 2001 and beyond.

Effective  January  1, 1994, the  Company  adopted
SFAS   No.   112,   "Employers'   Accounting   for
Postemployment Benefits."  This statement mandates
the   accrual   of  all  types  of  postemployment
benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. The effect of the adoption of the standard was not material to the financial statements.

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

The  Series  B stock is callable, in whole  or  in
part,  at  the option of the Company at  any  time
after July 1, 1994, at a price per share expressed
as  a percentage of the issue price of $21.29.  At
the Company's option, the call may be satisfied by
common shares, cash or a combination thereof.  The
call  price is 112% in 1995 and decreases to  100%
in 1999 and for years thereafter. The trustee may, at any time, convert each share of Series B stock into one share of common stock.

Prior   to  the  retirement  of  the  ESOP   debt,
employees  can only redeem their vested  preferred
shares upon death or age 70 1/2.  Once the debt is
retired,  shares  can be redeemed  at  retirement,
termination  or  death.  The redemption  value  is
established  at  the  end  of  each  year  by   an
independent appraiser. The latest appraised value dated March 7, 1995 was $17 per preferred share.
At the Company's option, redemption by an employee may be satisfied by common shares, cash or a combination thereof.

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

Compensation expense and interest income for the years ended December 31, 1994, 1993 and 1992 were:


                       1994 1993  1992
Compensation expense   $412 $340  $215
Interest income        $546 $509  $627


The interest income earned by the Company on the ESOP loan offsets the interest expense incurred on the original borrowing, with no impact on the results of operations.

12.  Stockholders' Equity

On  July  20, 1992, the Company sold Karl  Steiner
Holding AG (Steiner) 9,000 shares of Series C  8.5%
convertible preferred stock and 6,000 shares of Series D 8.5% convertible preferred stock for a total of $15,000. On July 22, 1992, the Series D stock was exchanged for an 8.5% convertible debenture due in 1997 in the principal amount of $6,000 (Note 6).

The  Series C stock is convertible into  1,000,000
shares  of  common stock or can be  exchanged  for
9,000  shares of Series E 8.5% convertible preferred
stock (which is substantially identical to the Series
C stock, except as to transferability and election of directors). The debenture is convertible into 6,000 shares of
Series  D stock, which is convertible into 600,000
shares  of common stock.  The Series C stock  has,
and  the Series D and Series E stock will  have  a
liquidation preference of $1,000 per share  and  a
cumulative  dividend preference of $85  per  share
per  year.   At their option, the holders  of  the
Series  C,  Series D and Series E stock will  have
the  right to convert either the full amount or  a
partial percentage into common stock.
While  the  Series C stockholders  own  securities
constituting (after conversion)  more
than  10  percent  of  the  Company's  outstanding
common stock, on a fully diluted basis, the Series
C  stockholders  have the right  to  elect,  as  a
class,  between one and three directors, depending
on  the percentage of the outstanding stock owned.
Holders of Series D and Series E stock, and Series
C stock (except when they are entitled to elect at
least  one  director as a class), vote on  an  as-
converted basis as though they held common  stock.
Holders  of Series C or Series D stock  also  have
the  right  to elect a director if the Company  is
six   quarters  or  more  in  arrears  in   paying
dividends.

In connection with the purchase of the Company's securities by Steiner, the Company executed an agreement providing the Company and Steiner with certain rights, obligations and options which terminate on June 30, 2002, unless extended.

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

If the Company issues, in a transaction or related
series   of   transactions,   common   stock    or
convertible or exchangeable securities totaling at
least  15% of  the Company's  outstanding
common stock, on a fully diluted basis, the Series
C  stock will be redeemable during a 30-day period
at  its  liquidation preference  plus  accrued  or
accumulated dividends, unless the holders of  two-
thirds   of   the  Series  C  stock  approve   the
transaction.

The Company has a right of first refusal with regard to sales or transfers of the Company's securities owned by Steiner constituting more than five percent of the Company's outstanding common stock, on a fully diluted basis. In addition, the Company has the option to repurchase the Company's securities owned by Steiner, upon a change in control in the ownership of Steiner.

If after December 31, 1994, the price of the Company's common stock is below $7 for at least 20 consecutive trading days (or if the agreement is not extended), Steiner may require the Company either to find a buyer (which may be the Company) for all of Steiner's holdings (or all its holdings except the debenture or Series D stock), or to sell Steiner additional common stock equal to Steiner's existing holdings on an as-converted basis, at a price selected by Steiner which is not higher than 115% of the market price of the Company's common stock. The Company will not decide until it knows the terms on which it is to find a buyer for Steiner's holdings or to sell
Steiner additional common stock, which of the two options it would elect.

13.  Commitments and Contingencies

The Company (as lessee) leases office space under operating leases having remaining non-cancelable lease terms in excess of one year. Rental expense for the years ended December 31, 1994, 1993 and 1992 amounted to $9,254, $9,779 and $10,103, respectively. Future minimum rental payments are as follows:

 1995    1996   1997   1998   1999  Thereafter
$8,597 $7,740 $6,604 $5,599  $5,079  $15,652

The Company (as lessor) has operating leases with tenants that provide for fixed minimum rent and reimbursement of a portion of operating costs.
Additional rents for reimbursements included in rental income amounted to $373, $390, and $447 for 1994, 1993 and 1992, respectively.
Tenant leases on commercial office and mixed-use properties have terms of up to ten years, and leases on residential properties generally have terms of one year or less. Minimum future rental revenue from non-cancelable leases in effect at December 31, 1994 are as follows:

 1995   1996    1997   1998  1999  Thereafter
$8,199 $5,405 $4,198 $3,147 $2,553  $17,499

The  Company has jointly and severally  guaranteed
completion  of  an  $93,300 construction  contract
which   was   entered  into  by   Turner   Steiner
International SA in which the Company  has  a  50%
interest. The Company has guaranteed $2,750 of a $5,000 letter of credit facility and $275 of a $500 line of credit facility of Turner Steiner
International SA.

In connection with the sale of certain assets and liabilities of a construction subsidiary, the Company agreed to guaranty or otherwise indemnify their surety up to $15,000 in obtaining bonds in excess of $45,000 through December 31, 1997.

The  Company  owns certain buildings, hangars  and
equipment  and  is  the  ground  lessee   on   the
underlying land located at an air industrial park.
The  Company has leased to a tenant the buildings,
hangars,  equipment and land with  a  term  of  15
years expiring in 2010. Rental income under this lease represented 37%, 33% and 30% of total rental income for 1994, 1993 and 1992, respectively.

The Company is a defendant in various litigations
incident  to its business.  In some instances  the
amounts  sought  are  very substantial,  including
some  which  are  proceeding  to  trial  involving
substantial claims and counterclaims, and  certain
parties   are   withholding  significant   amounts
included   in  construction  receivables   pending
the outcome  of the litigation.  Although the  outcome
of litigation cannot be predicted with certainty,
in  the  opinion of management based on the  facts
known  at  this  time,  the  resolution  of   such
litigation  is not anticipated to have a  material
adverse  effect  on  the  financial  position   or
results of operations of the Company.

14.  Other Income, net

The major components of Other Income, net are as follows:

                                   1994    1993    1992
Interest and dividend income    $ 1,074 $ 1,036  $ 1,035
Investment income (loss)            (79)    861        -
Equity in affiliates'net loss    (1,915) (3,027)  (3,928)
Cumulative foreign translation
 reversal                        (1,193)      -       -
Other                               259     260      (10)
                               $ (1,854) $ (870) $(2,903)

Equity in affiliates' net loss includes losses from Turner Steiner International SA of $1,730,
$3,027  and  $1,726 for the years 1994,  1993  and
1992, respectively.
15.  Business Segments

The  Consolidated Statements of Operations provide
segment   information   regarding   revenues   and
operating expenses. Certain other financial data of the Company's business segments (construction and real estate) are presented below:

                                     1994    1993      1992
Identifiable assets at year end:

Construction                     $502,498 $ 448,524 $ 483,245
Real estate                       116,007   128,597   143,792
General corporate                  86,584    87,085    99,521
                                 $705,089 $ 664,206 $ 726,558

Depreciation and amortization expense:

Construction                     $  2,522 $   3,034 $   3,706
Real estate                         5,644     5,460     5,930
General corporate                   1,200     1,330     1,407
                                   $9,366 $   9,824 $  11,043

Interest expense:

Construction                    $     82  $     65  $      94
Real estate                        3,586     4,252      6,528
General corporate                  4,255     3,110      1,502
                                $  7,923  $  7,427  $   8,124

16.   Disclosures  about Fair Value  of  Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these amounts.

Marketable   Securities:   The   fair   value   of
marketable securities is based on quoted market prices for such investments. At December 31, 1994 and 1993, the fair value approximates the carrying amount.

Construction    Receivables    and    Construction
Payables:   The  carrying amount  of  construction
receivables and construction payables approximate fair value as these amounts generally are due or payable within the Company's operating cycle.

Notes Payable:

The  fair value of notes payable secured  by  real
estate   properties   is   estimated   based    on
discounting the future cash flows at the Company's
year-end risk-adjusted incremental borrowing  rate
for   a   similar  debt  instrument,   given   the
underlying value of the loan collateral.

The  fair  value  of unsecured  notes  payable  is
estimated  based on the Company's year-end,  risk-
adjusted   incremental borrowing rate for  similar
liabilities.

At  December 31, 1994 and 1993, the fair value  of
notes    payable   was   $99,064   and    $95,021,
respectively.

Convertible  Debenture:  The  fair  value  of  the
convertible  debenture is estimated based  on  the
greater of the Company's risk-adjusted incremental
borrowing  rate for a similar debt instrument,  or
the  value of the debt assuming conversion at  the
year-end  stock  price, which  would  reflect  the
probability of conversion by the debt holder.   At
December 31, 1994 and 1993, the fair value was $5,700.

ESOP  Loan Receivable:  The fair value of the loan
receivable from the ESOP is estimated based on the
fair value of the Company's borrowing to fund  the
ESOP.   At  December 31, 1994 and 1993,  the  fair
value was $10,714 and $12,255, respectively.

Interest  Rate Swap Agreements:  The Company  uses
unleveraged  interest rate swaps to provide  fixed
interest  rates for selected periods  of  time  on
certain   outstanding  loans   (Note   6).    Cash
settlements  on  the swaps occur monthly  and  are
recorded  as  an  adjustment to interest  expense.
The   fair   value  of  the  interest  rate   swap
agreements  is  estimated based on the  discounted
value of the difference between the fixed payments
on  the  swap  and  the  payments  that  would  be
required  at  current market  fixed  rates  for  a
similar  financial instrument.  The fair value  of
the  interest rate swap asset was $869 at December
31,  1994.   The  fair value of the interest  rate
swap liability was $286 at December 31, 1993.

17.  Quarterly Financial Information (Unaudited)

1994 Quarter Ended                March 31  June 30  September 30 December 31
Value of construction completed  $592,390  $676,629  $658,849     $710,711
Gross earnings                   $ 14,729  $ 15,209  $ 10,752     $ 13,925
Income (loss) before income taxes   1,122     1,651    (1,837)        (446)(a)
Net income                          1,059       997       896(b)       698(b)
Primary earnings per common
  share (c)                          0.12      0.10      0.08         0.05
Fully diluted earnings per
  common share (c)                   0.10      0.09      0.07         0.04

1993 Quarter Ended                March 31  June 30  September 30 December 31
Value of construction completed  $580,941  $737,080  $735,223     $715,135
Gross earnings                   $ 15,758  $ 14,936  $ 16,952     $ 11,719
Income (loss) before income
  taxes                             1,704     1,280     1,816      (14,569)(d)
Net income (loss)                     946       909       911       (8,971)
Primary earnings (loss) per common
  share (c)                          0.09      0.09      0.09        (1.83)
Fully diluted earnings per
  common share (c)                   0.08      0.07      0.07              (e)

(a) Includes restructuring credits of $1,145.
(b) Includes income tax benefits resulting from operations and excess tax reserves.
(c) The quarterly per share amounts are
    computed independently of annual amounts.
(d) Includes restructuring charges of $8,500 and real estate write-downs and reserves of $5,188.
(e) Antidilutive.

Responsibilities for Financial Reporting:

The  management  of  The  Turner  Corporation  and
Subsidiaries has the responsibility for  preparing
the accompanying consolidated financial statements
and  for  their  integrity and  objectivity.   The
financial  statements were prepared in  accordance
with   generally  accepted  accounting  principles
applied   on  a  consistent  basis  and  are   not
misstated  due  to material fraud or  error.   The
financial  statements  include  amounts  that  are
based   on   management's   best   estimates   and
judgments.   Management also  prepared  the  other
information   in   the  annual   report   and   is
responsible for its accuracy and consistency with the financial statements.

The  fair  presentation of the Company's financial
position, results of operations and cash flows are
reported on by the independent public accountants,
Arthur  Andersen  LLP (see Report  of  Independent
Public Accountants) for each of the three years in
the  period ended December 31, 1994.  Their report
emphasizes   that  the  Company  has   significant
interests in real estate properties, the  carrying
amounts of which are based on management's present
intent  to  hold  these  properties  until  market
conditions  improve  to the  extent  necessary  to
achieve   reasonable  prices   upon   disposition.
Management  has made available to Arthur  Andersen
LLP  all  of  the Company's financial records  and
related   data,   as  well  as  the   minutes   of
stockholders'     and     directors'     meetings.
Furthermore,   management   believes   that    all
representations made to Arthur Andersen LLP during its audit were valid and appropriate.

To fulfill the responsibility for the reporting of
financial results, management maintains  a  system
of  accounting  and internal controls.  Management
has operational and financial personnel perform
procedures to provide assurance of compliance with
controls  and policies.  In addition,  based  upon
management's  assessments  of  risk,  operational,
financial  and  special reviews are  performed  by
contracted  auditors to monitor the  effectiveness
of  selected controls.  Management seeks to assure
the  quality  of  financial reporting  by  careful
selection   and   training  of   supervisory   and
management  personnel, by organization  structures
that   provide   an   appropriate   division    of
responsibility, and by communication of accounting
and  business  policies and procedures  throughout
the  Company.   Management believes  the  internal
accounting  controls  in  use  provide  reasonable
assurance   that   the   Company's   assets    are
safeguarded,  that transactions  are  executed  in
accordance  with management's authorizations,  and
that  the financial records are reliable  for  the
purpose  of  preparing financial  statements.   In
addition, the Company has distributed a statement of its policies for conducting business affairs in a lawful and ethical manner and receives reports of compliance annually.

The   Board   of  Directors,  through  the   Audit
Committee  of  the  Board,  meets  separately  and
jointly  with management, the contracted  auditors
and  the  independent  public  accountants  on   a
periodic basis to assure itself that each is carrying out its responsibilities.


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

        The   information  with  respect  to   the
directors  and nominees for directors  which  will
appear   in  the  registrant's  definitive   proxy
statement to be filed with the Securities and Exchange Commission prior to April 30, 1995, is incorporated herein by reference.

Executive Officers of the Registrant.

                                                      Served as an Officer
                                                       in the Capacity
Name                 Age        Office                 Indicated Since
Alfred T. McNeill    58       Chairman of the Board,    Chairman since 3/1/89.
                             Chief Executive Officer
                              and Director
Harold J. Parmelee   57       President and Director    President since 5/11/90.
Joseph V. Vumbacco   49       Executive Vice President  Executive Vice President
                              and General Counsel       since November 11, 1994
David J. Smith       54       Senior Vice President and 1/1/94.
                              Chief Financial Officer
Ralph W. Johnson     58       Senior Vice President     6/11/93.
Donald R. Kerstetter 64       Senior Vice President     6/11/93.
Richard H. Esau, Jr. 60       Vice President            6/11/93.
Francis C. O'Connor  52       Vice President            11/1/92.
Sara J. Gozo         31       Vice President, Secretary
                               and Associate General
                               Counsel                 10/24/94.
Donald G. Sleeman   40        Vice President and
                              Treasurer                Treasurer since 1/15/92.
Anthony C. Breu     47        Vice President and
                               Controller              Controller since 6/1/88.

   Each executive officer holds office at the pleasure of the Board of Directors.

   Each of the executive officers listed above is an employee of The Turner Corporation or Turner Construction Company and has been an employee of these companies or other construction subsidiaries in an executive, managerial or engineering capacity for the past five years except for Mr. Smith and Ms. Gozo. From 1983 to 1993 Mr. Smith served as Vice President and Treasurer of Mack Trucks, Inc., a subsidiary of Renault. From 1976 to 1983 Mr. Smith held various executive financial positions within the Renault organization. From 1989 to 1993, Ms. Gozo practiced construction law at Shea & Gould, and until October 1994, at Thelen, Marrin, Johnson & Bridges.

Item 11.  Executive Compensation.

       The information which will appear under the caption "Remuneration of Executive Officers" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1995, is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial
Owners and Management.

      The information under the caption "Election of Directors" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1995 with respect to the ownership by certain beneficial owners and management of the registrant's stock is incorporated herein by reference.

Item   13.   Certain  Relationships  and   Related
Transactions.

       The information under the caption "Election
of Directors" in the registrant's definitive proxy
statement  to  be  filed with the  Securities  and
Exchange  Commission prior to April 30, 1995  with
respect   to  certain  relationships  and  related
transactions is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
and Reports on Form -8-K.

a) Documents filed as part of this report (including documents incorporated herein by reference):

   1.     Financial Statements:
                                                                 Page No.
   - Report of Independent Public Accountants                         14
   - Consolidated Balance Sheets - as of December 31, 1994 and 1993   15
   - Consolidated Statements of Operations - for the years ended
     December 31, 1994, 1993 and 1992                                 16
   - Consolidated Statements of Stockholders' Equity - for the years
     ended December 31, 1994, 1993 and 1992                           17
   - Consolidated Statements of Cash Flows - for the years ended
     December 31, 1994, 1993 and 1992                                 18
   - Notes to Consolidated Financial Statements                    19-36
   - Responsibilities for Financial Reporting                         37

   2. Consent of Independent Public Accountants                       45

     Individual   financial  statements   of   the
registrant and financial statement schedules not included above are omitted since they are either not required or not applicable or the information has been presented in the notes to consolidated financial statements.

     3.         Exhibits

Exhibit No.    Description

3(a)(i)        Certificate of             Incorporated herein by
               Incorporation, as          reference to Exhibit 3 to the
               amended to 7/10/89.        Registration Statement on
                                          Form S-14 of The Turner
                                          Corporation, No. 2- 90235.

3(a)(ii)      Amendment dated, 5/19/86    Incorporated herein
3(a)(iii)     Amendment dated, 9/12/88    by reference to
                                          Exhibit 3(a)
3(a)(iv)      Amendment dated, 7/10/89    to the Company's
                                          1989 Annual
                                          Report on Form 10-K.
Exhibit No. Description

3(b)        By-Laws, as amended          Incorporated herein by reference
            to 6/11/93.                  to Exhibit 3(b) to the Company's
                                         1993 Annual Report on Form 10-K

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

10(c)(i)The Company's Executive         Incorporated herein
        Incentive Compensation          by reference to
        Plan.                           Exhibit 10.3 to the Registration
                                        Statement on Form S-14 of The
                                        Turner Corporation, No. 2-90235.

10(c)(ii)The Company's 1981 Stock       Incorporated herein by
         Option Plan, as amended.       reference to Exhibit 10(c)(v)
                                        1988 Annual Report on Form
                                        10-K.

10(c)(iii)The Company's 1986            Incorporated herein by reference
          Stock Option Plan,            to Exhibit 10(c)(vii) to the as amended
          as amended.                   Company's 1988 Annual Report on
                                        Form 10-K.

10(c)(iv)The Company's 1992 Stock       Incorporated herein by reference to the
         Option Plan.                   Registration Statement on Form S-8.

10(c)(v) The Company's Incentive        Incorporated herein
         Compensation Plan.             by reference to Exhibit 10(c)(v) to
                                        the Company's 1983 Annual Report
                                        on Form 10-K.

Exhibit No.Description

10(c)(vi)  The Company's Retirement    Incorporated herein by reference
           Benefit Equalization Plan, to Exhibit 10(c)(vi) to the Company's amended and restated as of 1992 Annual Report
           1/22/92.                    on Form 10-K.

10(c)(vii) The Company's Defined       Incorporated herein by reference
           Contribution Retirement     to Exhibit 10(c)(vii) to the Company's
           Equalization Plan.          1992 Annual Report on Form 10-K

10(c)(viii)The Company's Supplemental  Incorporated herein by reference
           Executive Defined Benefit   to Exhibit 10(c)(viii) to the Company's
           Retirement Plan.            1992 Annual Report on Form 10-K.

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

10(c)(xi) Option Exchange and         Incorporated herein by reference to
          Stock Purchase Plan.        Registration Statement on Form S-8,
                                      File No. 33-33867.

10(c)(xii)Employees' Retirement       Incorporated herein by reference to
          Plan - Restated as of       Exhibit 10(c)(vii) to the Company's
          1/1/87.                     1991 Annual Report on Form 10-K.

10(c)(xiii)Employees' Retirement      Incorporated herein by reference
           Income Plan as of 4/1/91.  to Exhibit 10(c)(viii) to
                                      the Company's 1991 Annual Report
                                      on Form 10-K.
10(c)(xiv)Director's Retirement Plan

10(d)    Asset Purchase Agreement     Incorporated herein by reference
         dated 6/3/92, between        to Exhibit 10(d) to the Company's
         Turner Steiner International 1992 Annual Report on Form 10-K. S.A. and Turner International
         Industries, Inc., and Turner
         International Industries (U.K.)
         Ltd.

10(e)    Joint Venture and Shareholders   Incorporated herein by reference
         Agreement dated 6/3/92 between     to Exhibit 10(e) to the Company's
         The Turner Corporation and Karl 1992 Annual Report on Form 10-K. Steiner Holding AG.

10(f)    Purchase Agreement dated         Incorporated herein by reference
         June 3, 1992 between Karl        to Exhibit 1 to the Company's
         Steiner Holding AG and The       Form 8-K dated July 20, 1992.
         Turner Corporation.
Exhibit No.Description

10(g)(i) The Company's Revolving         Incorporated herein by reference
         Credit Facility dated as of     to Exhibit 10(g)(i) to the Company's
         12/30/92.                       1993 Annual Report on Form 10-K.

10(g)(ii)Amendment No. 1 to              Incorporated herein by reference
         Credit Agreement dated          to Exhibit 10(g)(ii) to the Company's
         as of 12/31/93.                 1993 Annual Report on Form 10-K.

10(h) Form of Change of Control Agree-  Incorporated herein by reference
      ment between The Turner Corp-     to Exhibit 10(h) to the Company's
      oration and Messrs. McNeill,      1993 Annual Report on Form 10-K.
      Parmelee, Smith and Vumbacco,
      respectively, Chairman,
      President, Chief Financial Officer
      and General Counsel dated
      July 1, 1993.

10(i) Form of Change of Control        Incorporated herein by reference
      Agreement with 56 other          to Exhibit 10(i) to the Company's
      officers of parent or            1993 Annual Report on Form 10-K.
      subsidaries dated July 1, 1993.

10(j) Note Purchase Agreement 11.74%
      Senior Notes Due 2001 dated as of
      December 1, 1994.

11    Computation of earnings per share.

21    Subsidiaries of the Registrant.

27    Financial Data Schedules.
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE TURNER CORPORATION

                                   Registrant

Date:  March 10, 1995                        By:  A. T. McNeill
                                        A. T. McNeill
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Capacity           Date

H. Baumann - Steiner       Director       March 10, 1995
(H. Baumann-Steiner)


W. G. Ehlers               Director       March 10, 1995
(W. G. Ehlers)


A. G. Fieger               Director       March 10, 1995
(A. G. Fieger)


E. T. Gravette, Jr.        Director       March 10, 1995
(E. T. Gravette, Jr.)


L. Lomo                    Director       March 10, 1995
(L. Lomo)


A. T. McNeill   Chairman of the Board,   March 10, 1995
(A. T. McNeill) Chief Executive Officer
                and Director
Name                      Capacity            Date


C. H. Moore, Jr           Director        March 10, 1995
(C. H. Moore, Jr.)


H. J. Parmelee  President and Director    March 10, 1995
(H. J. Parmelee)


D. J. Smith      Senior Vice President    March 10, 1995
(D. J. Smith)     and Chief Financial
                  Officer


P. K. Steiner         Director            March 10, 1995
(P. K. Steiner)


G. A. Walker          Director            March 10, 1995
(G. A. Walker)


J. O. Whitney         Director            March 10, 1995
(J. O. Whitney)


F. W. Zuckerman       Director            March 10, 1995
(F. W. Zuckerman)

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to
the  incorporation of our report dated March 7, 1995
included   in  this  Form  10-K,  into  the   Company's
previously  filed Registration Statements on  Form  S-8
(File Nos. 2-64509 and 33-33867).



                                    ARTHUR ANDERSEN LLP



New York, New York
March 30, 1995


                                  EXHIBIT INDEX

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

3(b)      By-Laws, as amended      Incorporated herein by reference
          to 6/11/93.              to Exhibit 3(b) to the Company's
                                   1993 Annual Report on Form 10-K

3(c)(i) Certificate of Designations Incorporated herein relating to Series C 8-1/2% by reference to Exhibit
         Convertible Preference Stock.2 to the Company's Form 8-K
                                      dated July 20, 1992.

3(c)(ii) Certificate of Designations Incorporated herein relating to Series D 8-1/2% by reference to Convertible Preference Stock.Exhibit 3 to the
                                      Company's Form 8-K
                                      dated July 20, 1992.

3(c)(iii)Certificate of Designations Incorporated herein by relating to Series E 8-1/2% reference to Exhibit 4 to Convertible Preference Stock.the Company's Form 8-K
                                      dated July 20, 1992.

4(a)  Shareholders Rights             Incorporated herein by
      Agreement.                      reference to the Registration
                                      Statement on Form 8-A
                                      dated September 9, 1988.

4(b)  Agreement regarding Security      Incorporated herein
      Holder's Rights, Obligations      by reference to
      and Options.                      Exhibit 5 to the
                                        Company's Form 8-K
                                        dated July 20, 1992.

10(c)(i)The Company's Executive         Incorporated herein
        Incentive Compensation          by reference to
        Plan.                           Exhibit 10.3 to the Registration
                                        Statement on Form S-14 of The
                                        Turner Corporation, No. 2-90235.
Exhibit No.Description

10(c)(ii)The Company's 1981 Stock       Incorporated herein by reference
         Option Plan, as amended.       to Exhibit 10(c)(v) to the Company's
                                        1988 Annual Report on Form 10-K.

10(c)(iii)The Company's 1986            Incorporated herein by reference
          Stock Option Plan,            to Exhibit 10(c)(vii) to the as amended
          as amended.                   Company's 1988 Annual Report on
                                        Form 10-K.

10(c)(iv)The Company's 1992 Stock      Incorporated herein by reference to the
         Option Plan.                  Registration Statement on Form S-8.

10(c)(v) The Company's Incentive      Incorporated herein
         Compensation Plan.           by reference to Exhibit 10(c)(v) to
                                      the Company's 1983 Annual Report
                                      on Form 10-K.

10(c)(vi)The Company's Retirement     Incorporated herein by reference
         Benefit Equalization Plan,   to Exhibit 10(c)(vi) to the Company's
         amended and restated as of   1992 Annual Report
         1/22/92.                     on Form 10-K.

10(c)(vii)The Company's Defined      Incorporated herein by reference
          Contribution Retirement    to Exhibit 10(c)(vii) to the Company's
          Equalization Plan.         1992 Annual Report on Form 10-K

10(c)(viii)The Company's Supplemental Incorporated herein by reference
           Executive Defined Benefit  to Exhibit 10(c)(viii) to the Company's
           Retirement Plan.           1992 Annual Report on Form 10-K.

10(c)(ix)  The Company's Supplemental Incorporated herein by reference
           Executive Defined Contri-  to Exhibit 10(c)(ix) to the Company's
           bution Retirement Plan.    1992 Annual Report on Form 10-K.

10(c)(x)   Tax Deferred Savings       Incorporated herein by reference to
           Income Plan amended and    Exhibit 10(c)(ix) to the Company's
           restated as of 1/1/89.     1991 Annual Report on Form 10-K.

10(c)(xi)  Option Exchange and        Incorporated herein by reference to
           Stock Purchase Plan.       Registration Statement on Form S-8,
                                      File No. 33-33867.

10(c)(xii) Employees' Retirement     Incorporated herein by reference to
           Plan - Restated as of     Exhibit 10(c)(vii) to the Company's
           1/1/87.                   1991 Annual Report on Form 10-K.

10(c)(xiii)Employees' Retirement     Incorporated herein by reference
           Income Plan as of 4/1/91. to Exhibit 10(c)(viii) to
                                     the Company's 1991 Annual Report
                                     on Form 10-K.

10(c)(xiv)Director's Retirement Plan

Exhibit No. Description

10(d)   Asset Purchase Agreement        Incorporated herein by reference
        dated 6/3/92, between           to Exhibit 10(d) to the Company's
        Turner Steiner International    1992 Annual Report on Form 10-K.
        S.A. and Turner International
        Industries, Inc., and Turner
        International Industries (U.K.)
        Ltd.

10(e)  Joint Venture and Shareholders    Incorporated herein by reference
       Agreement dated 6/3/92 between    to Exhibit 10(e) to the Company's
       The Turner Corporation and Karl   1992 Annual Report on Form 10-K.
       Steiner Holding AG.

10(f)  Purchase Agreement dated          Incorporated herein by reference
       June 3, 1992 between Karl         to Exhibit 1 to the Company's
       Steiner Holding AG and The        Form 8-K dated July 20, 1992.
       Turner Corporation.

10(g)(i)The Company's Revolving          Incorporated herein by reference
        Credit Facility dated as of      to Exhibit 10(g)(i) to the Company's
        12/30/92.                        1993 Annual Report on Form 10-K.

10(g)(ii) Amendment No. 1 to             Incorporated herein by reference
          Credit Agreement dated         to Exhibit 10(g)(ii) to the Company's
          as of 12/31/93.                1993 Annual Report on Form 10-K.

10(h) Form of Change of Control Agree-  Incorporated herein by reference
      ment between The Turner Corp-     to Exhibit 10(h) to the Company's
      oration and Messrs. McNeill,      1993 Annual Report on Form 10-K.
      Parmelee, Smith and Vumbacco,
      respectively, Chairman,
      President, Chief Financial Officer
      and General Counsel dated
      July 1, 1993.

10(i) Form of Change of Control         Incorporated herein by reference
      Agreement with 56 other           to Exhibit 10(i) to the Company's
      officers of parent or             1993 Annual Report on Form 10-K.
      subsidiaries dated July 1, 1993.

10(j) Note Purchase Agreement 11.74%
      Senior Notes Due 2001 dated as of
      December 1, 1994.

11    Computation of earnings per share.

21    Subsidiaries of the Registrant.

27    Financial Data Schedules.