Form 10-Q
period 1995-03-31
TURNER CORP
filed 1995-05-12
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995 Commission File Number 1-8719


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1995: 5,172,977.

                             -2-



               Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or group of companies for which report is filed:

    THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

The  consolidated balance sheet as of March  31,  1995,
the  consolidated statements of operations and retained
earnings and the consolidated statements of cash  flows
for  the three months ended March 31, 1995 and 1994 are
unaudited,  but,  in  the  opinion  of  the   company's
management reflect all adjustments, consisting only  of
normal  recurring adjustments, which are  necessary  to
present  fairly the financial condition and results  of
operations  at those dates and for those periods.   The
results of operations for any three month period is not
necessarily indicative of results for a full year.   It
is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.

                 -3-
        THE TURNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1995
     WITH COMPARATIVE FIGURES FOR DECEMBER 31, 1994
          (in thousands except share amounts)

                                     (unaudited)
                                      March 31,     December 31,
                                         1995         1994
Assets:
Cash and cash equivalents                $34,059      $54,756
Marketable Securities                      4,475        4,251
Construction receivables:
   Due on contracts including            387,356      356,160
    retainage
   Estimated unbilled construction        62,280       70,733
     costs and related earnings
Real Estate                              105,272      106,300
Property and equipment, net               17,873       17,490
Prepaid pension cost                      63,858       64,259
Other assets                              33,135       31,140

Total assets                            $708,308     $705,089

Liabilities:
Construction accounts payable:
   Trade                                $285,742     $276,391
   Due on completion of contracts        125,789      118,959
   Accrued estimated work completed       59,166       67,196
Notes payable and convertible            102,768      106,879
debenture
Deferred income taxes                     12,780       12,731
Other liabilities                         61,738       63,717

Total liabilities                        647,983      645,873

Stockholders' Equity:
Series C, 8-1/2% cumulative
convertible
   preferred stock,  $1 par value              9            9
Series B, cumulative convertible,
   preferred stock, $1 par value             849          849
Common stock, $1 par value                 5,221        5,200
Paid in capital                           37,926       37,778
Net unrealized loss on marketable          (171)        (276)
securities
Retained earnings                         27,205       26,656
                                          71,039       70,216
Less:  Loan to Employee stock           (10,182)     (10,468)
ownership plan
       Treasury stock, at cost             (532)        (532)

Total stockholders' equity                60,325       59,216

Total liabilities and stockholders'     $708,308     $705,089
equity

See Notes to Consolidated Financial Statements


                 -4-
     THE TURNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS AND RETAINED EARNINGS
        (in thousands, except share amounts)

                                              (unaudited)
                                        Three Months Ended March 31,
                                          1995         1994

Value of construction completed         $700,806     $592,390

Earnings from construction contracts     $15,951      $15,516
Losses from real estate operations         (542)        (787)
Gross earnings                            15,409       14,729
Operating expenses - construction          8,146        9,358
Operating expenses - real estate             455          824
General & administrative expenses          4,868        3,105
                                          13,469       13,287

Other income (loss), net                   (214)        (320)

Income before income taxes                 1,726        1,122

Income tax provision                         720           63

Net income                                 1,006        1,059

Dividends on preferred stock               (457)        (457)

Net income available for common              549          602
stockholders
Retained earnings, beginning of           26,656       24,834
period

Retained earnings, end of period         $27,205      $25,436

Earnings per common share:
  Primary                                  $0.11        $0.12
  Fully diluted                            $0.09        $0.10
Weighted average common and common
equivalent
 shares outstanding
  Primary                              5,215,340    5,159,632
  Fully diluted                        6,064,296    6,016,534

See Notes to Consolidated Financial Statements

                 -5-
     THE TURNER CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CASH FLOWS
       (in thousands, except share amounts)

                                               (Unaudited)
                                        Three Months Ended March 31,
                                            1995         1994

Cash flows from operating activities:
    Net income                             1,006        1,059
    Adjustments to reconcile net
     income to net cash flows
     from operating activities:
        Equity in affiliates' net loss       573          606
        Depreciation and amortization      1,946        2,420
        Net periodic pension charge (credit) 401 (2,375) Changes in operating assets and liabilities:
            Decrease (increase) in      (22,744)        7,413
             construction receivables
            Increase (decrease) in         8,151     (38,897)
             construction payables
            Decrease in restructuring      (636)        (297)
             reserve
            Increase in other assets     (5,141)        (568)
             and liabilities, net
      Net cash used in operating        (16,444)     (30,639)
       activities
Cash flows from investing activities:
    Proceeds from sale of marketable           -        8,565
     securities
    Purchases of marketable                 (65)         (63)
     securities
    Distributions from joint ventures        372            -
    Proceeds from real estate sales          160          415
    Increase in real estate                (443)        (663)
    Purchases of property & equipment    (1,266)        (999)
    Proceeds from sale of property &         196           47
     equipment
    Repayments on notes receivable         1,099        1,123
      Net cash provided by investing          53        8,425
       activities
Cash flows from financing activities:
    Common stock issued                      169          252
    Cash dividends to preferred            (650)        (650)
     shareholders
    Repayments from loan to Employee         286          344
     Stock Ownership Plan
    Proceeds from borrowing               22,326       33,060
    Payments on borrowing               (26,437)      (8,021)
      Net cash provided by (used in)     (4,306)       24,985
       financing activities
Net increase (decrease) in cash and     (20,697)        2,771
  cash equivalents
Cash and cash equivalents at              54,756       25,485
  beginning of period
Cash and cash equivalents at end of       34,059       28,256
  period
Noncash investing activities:
    Net unrealized gain (loss) on           $105       ($130)
     marketable securities
    Notes provided upon the sale of            -          138
     real estate

See Notes to Consolidated Financial Statements

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (In thousands, except share amounts)

1.Value    of    construction   completed    represents
  construction costs incurred and earnings  during  the
  year as follows:
                                               Three Months Ending
                                                     March 31,
                                                   1995      1994
  Revenue from construction contracts
     Construction costs incurred by the company   $512,079 $388,875
     Company's share of joint venture
        construction costs                          73,443   38,751
     Earnings from construction contracts           15,951   15,516
  Total revenue from construction contracts        601,473  443,142
     Construction costs incurred by owners in
        connection with work under construction
        management and similar contracts            99,333  149,248
  Value of construction completed                 $700,806 $592,390

2. Losses from real estate operations consist of revenues and related costs as follows:

                                                  Three Months Ending
                                                       March 31
                                                    1995      1994
     Real estate sales                             $ 175    $  565
     Costs of sales                                 (175)     (565)
     Rental and other income                       2,469     2,965
     Direct cost of real estate operations        (3,011)   (3,752)
     Losses from real estate operations           $ (542)  $  (787)

3.Interest costs incurred and expensed for the three months ended March 31, 1995 and 1994 were $2,346 and $1,835, respectively.

4.Effective  January  1,  1995,  the  company   adopted
  Statement  of  Financial Accounting Standards  (SFAS)
  No. 114 "Accounting by Creditors for Impairment of  a
  Loan"  which  was amended by Statement  of  Financial
  Accounting  Standards No. 118.  Under SFAS  Nos.  114
  and  118, a loan must be recognized as impaired, when
  based  on  current  information  and  events,  it  is
  probable  that a creditor will be unable  to  collect
  all  amounts  due according to the contractual  terms
  of   the   loan  agreement.   Impairments  would   be
  recognized  by  creating  valuation  allowances  with
  corresponding  charges  to  bad  debt  expense.   The
  impact  of the adoption of SFAS Nos. 114 and 118  was
  not    material   to   the   consolidated   financial
  statements.

Item 2.Management's Discussion & Analysis of Financial
Condition and Results of Operations

Results  of operations in the three months ended  March
31,   1995   produced  net  income  of   $1.0   million
essentially unchanged from the corresponding period of 1994.

Value  of  construction completed for the three  months
ended  March 31, 1995, increased by 18% from the  level
recorded  during the corresponding period  in  1994  to
$701  million.   Earnings  from construction  contracts
increased 3% from the prior year level to $16  million.
The  increase  in  construction  activity  reflects   a
continuation of the levels experienced in the fourth quarter of 1994, which benefited from an uncommonly mild winter throughout the Midwest and Northeast.
Construction earnings for the three months ended  March
31, 1994 reflected significant savings recognized on completed contracts which were not repeated in 1995.

Losses from real estate operations for the three months
ended March 31, 1995 decreased 31% to $542,000 from the
corresponding  period  in  1994.   This   decrease   is
primarily the result of reduced property management expenses and interest on lower debt levels.

Operating  and  general  and  administrative   expenses
during the three months ended March 31, 1995, increased
slightly by 1% from the corresponding period of 1994 to
$13.5  million  primarily due to higher  interest  rate
levels  and  increases  in  benefit  costs.   Operating
expenses  for  construction  and  real  estate   showed
significant declines from the corresponding period in 1994 as a result of restructuring steps taken in the second quarter of 1994.

During   the   first  quarter  of  1995,  approximately
$636,000 was charged to the remaining restructuring reserve consisting primarily of the finalization of reorganization steps taken in prior years.

Other income for the three months ended March 31,  1995
amounted to a loss of $214,000 mostly due to losses in overseas operations as a result of continued soft market conditions.

The  construction  industry in the  United  States  has
continued   to  experience  spotty  economic  recovery.
Additionally,  the present soft economic conditions  in
Western  Europe  have  reduced  opportunities  for  the
company's  Turner  Steiner venture.   To  mitigate  the
impact of these developments, the company continues  to
seek new business in construction sectors less affected
by  the cyclical economic decline.  The company is also
continuing   its   efforts   to   maintain    operating
efficiencies experienced by its restructuring program.

At  March  31, 1995, the company's backlog of value  of
construction  to  be completed was  $4.52  billion  and
anticipated  earnings  associated  with  backlog   from
construction contracts was $97.2 million,  compared  to
$4.55   billion   and   $92.6  million,   respectively.
Estimated earnings from construction contracts cannot and should not be used as the basis of predictions with respect to future net income.

Because  of  the  constantly  changing  proportion   of
construction management contracts, consulting work, construction contract types (cost plus percentage fee, cost plus fixed fee, guaranteed total and lump sum), and other factors, the relationship of value of work completed and earnings from construction contracts is not necessarily meaningful in the short run.

The  company's  cash  flow for the three  months  ended
March  31, 1995 resulted in a net decrease of funds  of
$20.7 million.  Cash flows used in operating activities
amounted to $16.4 million due primarily to increases in
construction  receivables.  Cash flows  from  investing
activities amounted to $53,000 which is principally due
to   the   payments   on  notes  receivable   and   the
distributions  from construction joint ventures  offset
by  the purchase of property and equipment.  Cash flows
used  in  financing activities amounted to $4.3 million
primarily   due   to  pay  downs  on  existing   credit
facilities. The company's management believes that the company's financial condition and available credit facilities at March 31, 1995 are sufficient to support the present and prospective levels of the company's operations.

                Part II  -  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibit 11 - Computation of Earnings Per Share for the three months ended
          March 31, 1995 and 1994.

      (b)During the three months ended March 31, 1995 no Form 8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   THE TURNER CORPORATION
                                   (Registrant)

Date:  May 12, 1995                   H.J. Parmelee
                                       (Signature)

                                    H.J. Parmelee
                                    President



Date:  May 12, 1995                     D.J. Smith
                                       (Signature)

                                    D.J. Smith
                                    Senior Vice President
                                    and Chief Financial Officer