Form 10-Q
period 1995-06-30
TURNER CORP
filed 1995-08-11
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995    Commission File Number 1-8719


                   THE TURNER CORPORATION

   (Exact name of registrant as specified in its charter)



          Delaware                      13-3209884
     (State or other jurisdiction of    (I.R.S.Employer Id. No.)
     incorporation or organization)



     375 Hudson Street New York, New York    10014

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1995: 5,211,026


                             -2-



               Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or group of companies for which report is filed:

    THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

The consolidated balance sheet as of June 30, 1995, the
consolidated  statements  of  operations  and  retained
earnings and the consolidated statements of cash  flows
for  the  six months ended June 30, 1995 and  1994  are
unaudited,  but,  in  the  opinion  of  the   company's
management reflect all adjustments, consisting only  of
normal  recurring adjustments, which are  necessary  to
present  fairly the financial condition and results  of
operations  at those dates and for those periods.   The
results of operations for any three month period is not
necessarily indicative of results for a full year.   It
is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.

                 -3-
     THE TURNER CORPORATION AND
            SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
 (in thousands except share amounts)

                                    (unaudited)
                                       June 30   December 31,
                                         1995      1994
Assets:
Cash and cash equivalents             $57,043   $54,756
Marketable Securities                   4,586     4,251
Construction receivables:
   Due on contracts including         410,020   356,160
retainage
   Estimated unbilled construction     46,072    70,733
costs and related earnings
Real Estate                           100,347   106,300
Property and equipment, net            17,866    17,490
Prepaid pension cost                   63,858    64,259
Other assets                           31,118    31,140

Total assets                          $730,910  $705,089

Liabilities:
Construction accounts payable:
   Trade                              $296,512  $276,391
   Due on completion of contracts      128,119   118,959
   Accrued estimated work completed     43,769    67,196
Notes payable and convertible           99,184   106,879
  debenture
Deferred income taxes                  12,795    12,731
Other liabilities                      88,877    63,717

Total liabilities                     669,256   645,873

Stockholders' Equity:
Series C, 8-1/2% cumulative
convertible
   preferred stock,  $1 par value           9         9
Series B, cumulative convertible,
   preferred stock, $1 par value          849       849
Common stock, $1 par value              5,259     5,200
Paid in capital                        38,207    37,778
Net unrealized loss on marketable       (142)     (276)
securities
Retained earnings                      27,899    26,656
                                       72,081    70,216
Less:  Loan to Employee stock         (9,895)   (10,468)
ownership plan
            Treasury stock, at cost     (532)     (532)

Total stockholders' equity             61,654    59,216

Total liabilities and stockholders'   $730,910  $705,089
equity
See Notes to Consolidated Financial Statements


              -4-
   THE TURNER CORPORATION AND
          SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF
OPERATIONS AND RETAINED EARNINGS
  (in thousands, except share amounts)

                                        (unaudited)           (unaudited)
                                      Six Months Ended     Three Months Ended
                                          June 30,               June 30,
                                        1995     1994         1995      1994
Value of construction completed     $1,513,744  $1,269,019  $812,939  $676,629
Earnings from construction             $33,816  $   29,203  $ 17,865   $13,687
contracts
Earnings/(Losses) from real               (886)        735      (344)    1,522
estate operations
Gross earnings                          32,930      29,938    17,521    15,209
Operating expenses -                    18,138      18,932     9,992     9,574
construction
Operating expenses - real estate           780       1,462       325       638
General & administrative                 9,676       6,342     4,808     3,237
expenses
                                        28,594      26,736    15,125    13,449
Other income (loss), net                  (414)       (429)     (200)     (109)
Income before income taxes               3,922       2,773     2,196     1,651
Income tax, provision                    1,765         717     1,045       654
Net income                               2,157       2,056     1,151       997
Dividends on preferred stock              (914)       (914)     (457)     (457)
Net income available for common          1,243       1,142       694       540
stockholders
Retained earnings, beginning of         26,656      24,834    27,205    25,436
period
Retained earnings, end of period       $27,899     $25,976   $27,899   $25,976

Earnings per common share:
  Primary                                $0.24       $0.22    $0.13     $0.10
  Fully diluted                          $0.20       $0.19    $0.11     $0.09
     Weighted average common and
        common equivalent shares
                    outstanding:
  Primary                            5,270,936   5,188,322 5,277,510   5,195,960
  Fully diluted                      6,119,496   6,037,278 6,126,070   6,044,916

See Notes to Consolidated Financial Statements


                    -5-
  THE TURNER CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
    (in thousands, except share amounts)

                                                      (Unaudited)
                                                Six Months Ended June 30,
                                                   1995        1994

Cash flows from operating activities:
    Net income                                  2,157        2,056
    Adjustments to reconcile net income to
net cash flows
     from operating activities:
        Equity in affiliates' net loss          1,180       1,175
        Depreciation and amortization           3,929       4,580
        Net periodic pension charge (credit)      401       (965)
        Loss on sale of marketable                  -          79
securities
        Changes in operating assets and
liabilities:
            Increase in construction         (29,272)    (12,402)
receivables
            Increase (decrease) in              5,854    (16,058)
construction payables
            Decrease in restructuring           (711)     (2,017)
reserve
            Increase in other assets and       25,094       1,072
liabilities, net
      Net cash provided by operating            8,632    (22,480)
activities
Cash flows from investing activities:
    Proceeds from sale of marketable                -          -
securities
    Purchases of marketable securities          (131)       8,565
    Distributions from joint ventures           1,387       (650)
    Proceeds from real estate sales, net        2,406         682
    Increase in real estate                   (1,249)       (764)
    Purchases of property & equipment         (2,279)     (1,511)
    Proceeds from sale of property &              154       1,189
equipment
    Repayments on notes receivable              1,301           -
      Net cash provided by investing            1,589       7,511
activities
Cash flows from financing activities:
    Common stock issued                           488         382
    Cash dividends to preferred shareholders  (1,299)     (1,300)
    Repayments from loan to Employee Stock        573         674
Ownership Plan
    Proceeds from borrowing                    22,325      39,348
    Payments on borrowing                    (30,021)    (16,068)
      Net cash provided by (used in)          (7,934)      23,036
financing activities
Net increase (decrease) in cash and cash        2,287       8,067
equivalents
Cash and cash equivalents at beginning of      54,756      25,485
period
Cash and cash equivalents at end of period     57,043      33,552
Noncash investing activities:
    Net unrealized gain (loss) on marketable     $134        $151
securities
    Notes provided upon the sale of real            -           -
estate

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (In thousands, except share amounts)

1.Value    of    construction   completed    represents
  construction costs incurred and earnings during the year as follows:

                                          Six Months Ended
                                              June 30,
                                            1995       1994
   Revenue from construction contracts:
        Construction costs incurred by  $1,102,538   $862,476
   the company
        Company's share of joint           143,366     84,983
   venture construction costs
        Earnings from construction
   contracts                                33,816     29,203
   Total revenue from construction       1,279,720    976,662
   contracts
        Construction costs incurred by
        owners in connection with
        work under construction
        management and similar contracts   234,024    292,357
   Value of construction completed      $1,513,744 $1,269,019

                                         Three Months Ended
                                               June 30,
                                          1995    1994
   Revenue from construction contracts:
        Construction costs incurred by  $ 590,459   $473,601
   the company
        Company's share of joint           69,923     46,232
   venture construction costs
        Earnings from construction
   contracts                               17,865     13,687
   Total revenue from construction        678,247    533,520
   contracts
        Construction costs incurred by
   owners in connection with
        work under construction           134,691   143,109
   management and similar contracts
   Value of construction completed       $812,938  $676,629

2. Earnings/(losses) from real estate operations consist of revenues and related costs as follows:

                                          Six Months Ended
                                               June 30,
                                         1995    1994

   Real estate sales                    $5,291  $2,632
   Cost of sales                        (5,010)   (832)
   Rental and other income               4,646   6,429
   Direct operating costs               (3,804) (4,658)
   Depreciation and amortization
   expense                              (2,009) (2,836)
   Earnings/(losses) from real estate
   operations                             (886)    735

                                         Three Months Ended
                                              June 30,
                                         1995     1994

   Real estate sales                    $5,116   $2,067
   Cost of sales                        (4,835)    (267)
   Rental and other income               2,177    3,483
   Direct operating costs               (1,853)  (2,403)
   Depreciation and amortization
   expense                                (949)  (1,358)
   Earnings/(losses) from real estate
   operations                             (344)   1,522

3.Interest  costs  incurred and expensed  for  the  six
  months  and  three months ended June  30,  1995  were
  $4,613  and  $2,266,  respectively.   Interest  costs
  incurred and expensed for the six months and three months ended June 30, 1994 were $3,748 and $1,913, respectively.

Item 2.  Management's Discussion & Analysis of Financial
Condition and Results of Operations

Results of operations in the six months ended June 30, 1995 produced net income of $2.2 million essentially unchanged from the corresponding period of 1994.

Value  of  construction completed for  the  six  months
ended  June 30, 1995, increased by 19% from  the  level
recorded  during the corresponding period  in  1994  to
$1.51  billion.   Earnings from construction  contracts
increased  16%  from  the prior  year  level  to  $33.8
million.   The  increase in construction  activity  and
related earnings reflects the growth in sales activity in 1994 due to a resurgence of the company's markets.

Losses  from real estate operations for the six  months
ended   June  30,  1995  amounted  to  $886,000.    The
corresponding  period  for  1994  reflected  the   gain
realized  on the sale of lease rights of the  company's
Rickenbacker facility.

Operating  and  general  and  administrative   expenses
during the six months ended June 30, 1995, increased 7%
from  the corresponding period of 1994 to $28.6 million
primarily  due  to  higher  interest  rate  levels  and
increases  in  benefit costs.  Operating  expenses  for
construction   and   real  estate  showed   significant
declines from the corresponding period in 1994 as a result of restructuring steps taken in the second quarter of 1994.

During  the  first  six months of  1995,  approximately
$711,000 was charged to the remaining restructuring reserve consisting primarily of the finalization of reorganization steps taken in prior years.

Other  income  for the six months ended June  30,  1995
amounted to a loss of $414,000 mostly due to losses in overseas operations as a result of continued soft market conditions.

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

At  June  30, 1995, the company's backlog of  value  of
construction  to  be completed was  $4.42  billion  and
anticipated  earnings  associated  with  backlog   from
construction contracts was $98.7 million, compared to $4.55 billion and $92.6 million at December 31, 1994.
Estimated earnings from construction contracts cannot and should not be used as the basis of predictions with respect to future net income.

Because  of  the  constantly  changing  proportion   of
construction management contracts, consulting work, construction contract types (cost plus percentage fee, cost plus fixed fee, guaranteed total and lump sum), and other factors, the relationship of value of work completed and earnings from construction contracts is not necessarily meaningful in the short run.

The  company's cash flow for the six months ended  June
30,  1995 resulted in a net increase of funds  of  $2.3
million.  Cash flows from operating activities amounted
to  $8.6  million due primarily to increases  in  other
liabilities.   Cash  flows  from  investing  activities
amounted  to $1.6 million which is principally  due  to
the  payments on notes receivable and the distributions
from construction joint ventures offset by the purchase
of   property  and  equipment.   Cash  flows  used   in
financing activities amounted to $7.9 million primarily
due  to  pay downs on existing credit facilities.   The
company's   management  believes  that  the   company's
financial condition and available credit facilities at June 30, 1995 are sufficient to support the present and prospective levels of the company's operations.

                Part II  -  OTHER INFORMATION

Item 5                 Legal Proceedings

          In July 1995, a jury rendered a verdict in litigation between Turner Construction Company and a joint venture including Prudential Insurance Company of America in the Circuit Court of Cook County, Illinois (1) awarding Turner $8.33 million with regard to Turner's claim for the unpaid portion of the costs of construction of Prudential Plaza II in Chicago, and (2) denying all of Prudential's claims for damages for alleged construction delays and construction defects. The amount awarded to Turner approximates the net account receivable on Turner's books.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibit 11 - Computation of Earnings Per Share for the six months ended June 30, 1995 and 1994.

     (b)  During the six months ended June 30, 1995 no Form
      8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   THE TURNER CORPORATION
                                   (Registrant)

Date:  August 10, 1995
                                       (Signature)

                                    H.J. Parmelee
                                    President



Date:  August 10, 1995
                                       (Signature)

                                    D.J. Smith
                                    Senior Vice President
and
                                    Chief Financial Officer