Form 10-Q
period 1995-09-30
TURNER CORP
filed 1995-11-14
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995    Commission File Number 1-8719


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1995: 5,213,551.


                             -2-



               Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or group of companies for which report is filed:

    THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

The  consolidated  balance sheet as  of  September  30,
1995,  the  consolidated statements of  operations  and
retained  earnings and the consolidated  statements  of
cash flows for the nine months ended September 30, 1995
and  1994  are  unaudited, but, in the opinion  of  the
company's    management   reflect   all    adjustments,
consisting only of normal recurring adjustments,  which
are necessary to present fairly the financial condition
and  results of operations at those dates and for those
periods.  The results of operations for any three month
period is not necessarily indicative of results  for  a
full  year.   It  is  suggested  that  these  financial
statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.

                 -3-
     THE TURNER CORPORATION AND
            SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
 (in thousands except share amounts)

                                      (unaudited)
                                      September 30 December 31,
                                          1995        1994
Assets:
Cash and cash equivalents             $58,798   $54,756
Marketable securities                   4,673     4,251
Construction receivables:
   Due on contracts including         444,978   356,160
      retainage
   Estimated unbilled construction     51,544    70,733
      costs and related earnings
Real estate                            97,465   106,300
Property and equipment, net            17,615    17,490
Prepaid pension cost                   63,700    64,259
Other assets                           30,020    31,140

Total assets                         $768,793  $705,089

Liabilities:
Construction accounts payable:
   Trade                             $331,726  $276,391
   Due on completion of contracts     133,517   118,959
   Accrued estimated work completed    48,967    67,196
Notes payable and convertible          95,220   106,879
debenture
Deferred income taxes                  12,802    12,731
Other liabilities                      83,210    63,717

Total liabilities                     705,442   645,873

Stockholders' Equity:
Series C, 8-1/2% cumulative
convertible
   preferred stock,  $1 par value           9         9
Series B, cumulative convertible,
   preferred stock, $1 par value          849       849
Common stock, $1 par value              5,267     5,200
Paid in capital                        38,278    37,778
Net unrealized loss on marketable        (129)     (276)
securities
Retained earnings                      28,603    26,656
                                       72,877    70,216
Less:  Loan to Employee stock          (8,994)  (10,468)
ownership plan
           Treasury stock, at cost       (532)     (532)

Total stockholders' equity             63,351    59,216

Total liabilities and stockholders'  $768,793  $705,089
equity

See Notes to Consolidated Financial
Statements



                 -4-
     THE TURNER CORPORATION AND
            SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
        AND RETAINED EARNINGS
(in thousands, except share amounts)

                                         (unaudited)        (unaudited)
                                         Nine Months        Three Months
                                           Ended               Ended
                                         September 30,      September 30,
                                         1995      1994      1995     1994
Value of construction completed      $2,397,446 $1,927,868 $883,702 $658,849
Earnings from construction contracts    $52,969    $41,012  $19,153  $11,809
Losses from real estate operations       (1,477)      (322)    (591)  (1,057)
Gross earnings                           51,492     40,690   18,562   10,752
Operating expenses - construction        28,619     27,390   10,481    8,458
Operating expenses - real estate            929      1,929      149      467
General & administrative expenses        14,525      9,714    4,849    3,372
                                         44,073     39,033   15,479   12,297
Other income (loss), net                 (1,038)      (721)    (624)    (292)
Income before income taxes                6,381        936    2,459   (1,837)
Income tax provision (benefit)            3,063     (2,016)   1,298   (2,733)
Net income                                3,318      2,952    1,161      896
Dividends on preferred stock             (1,371)    (1,372)    (457)    (458)
Net income available for common           1,947      1,580      704      438
stockholders
Retained earnings, beginning of          26,656     24,834   27,899   25,976
period
Retained earnings, end of period        $28,603    $26,414  $28,603  $26,414

Earnings per common share:
  Primary                                 $0.37      $0.30    $0.13    $0.08
  Fully diluted                           $0.32      $0.26    $0.11    $0.07
Weighted average common and common
equivalent shares outstanding:
  Primary                             5,290,116  5,189,749 5,305,340 5,232,535
  Fully diluted                       6,138,676  6,038,705 6,153,900 6,081,491

See Notes to Consolidated Financial
Statements


                   -5-
 THE TURNER CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
   (in thousands, except share amounts)

                                              (Unaudited)
                                            Nine Months Ended
                                              September 30,
                                              1995       1994

Cash flows from operating activities:
    Net income                                3,318       2,952
    Adjustments to reconcile net income to
net cash flows
     from operating activities:
        Equity in affiliates' net loss        1,909       1,272
        Depreciation and amortization         6,569       7,154
        Net periodic pension charge             559      (1,173)
(credit)
        Loss on sale of marketable                -          79
securities
        Changes in operating assets and
liabilities:
            Increase in construction        (69,702)    (24,681)
receivables
            Increase in construction         51,664       6,407
payables
            Decrease in restructuring          (752)     (4,239)
reserve
            Change in other assets and       18,072      (6,429)
liabilities, net
      Net cash provided by (used in)         11,637     (18,658)
operating activities
Cash flows from investing activities:
    Proceeds from sale of marketable              -       8,565
securities
    Purchases of marketable securities         (199)       (191)
    Distributions from joint ventures         1,300       1,000
    Investments in joint ventures            (2,020)       (900)
    Proceeds from real estate sales, net      6,627       6,460
    Increase in real estate                  (1,468)     (2,177)
    Purchases of property & equipment        (3,406)     (1,991)
    Proceeds from sale of property &             52         133
equipment
    Collections on notes receivable           3,086       2,871
      Net cash provided by investing          3,972      13,770
activities
Cash flows from financing activities:
    Common stock issued                         567         479
    Cash dividends to preferred              (1,949)     (1,950)
shareholders
    Repayments from loan to Employee Stock    1,474       1,322
Ownership Plan
    Proceeds from borrowing                  24,001      41,450
    Payments on borrowing                   (35,660)    (27,544)
      Net cash provided by (used in)        (11,567)     13,757
financing activities
Net increase in cash and cash equivalents     4,042       8,869
Cash and cash equivalents at beginning of    54,756      25,485
period
Cash and cash equivalents at end of period   58,798      34,354
Noncash investing activities:
    Net unrealized gain (loss) on              $147       ($191)
marketable securities
    Notes provided upon the sale of real          -         447
estate

See Notes to Consolidated Financial
Statements

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (In thousands, except share amounts)

1.Value    of    construction   completed    represents
  construction costs incurred and earnings during the year as follows:

                                                Nine Months
                                                   Ended
                                               September 30,
                                              1995    1994
   Revenue from construction contracts:
        Construction costs incurred by    $1,711,696   $1,337,243
           the company
        Company's share of joint             249,443      161,317
           venture construction costs
        Earnings from construction
           contracts                          52,969       41,012
   Total revenue from construction         2,014,108    1,539,572
           contracts
        Construction costs incurred by
           owners in connection with
           work under construction
       management and similar contracts      383,338      388,296
   Value of construction completed        $2,397,446   $1,927,868

                                               Three Months
                                                  Ended
                                               September 30,
                                               1995    1994
   Revenue from construction contracts:
        Construction costs incurred by
          the company                    $  609,158  $   474,767
        Company's share of joint            106,077       76,334
   venture construction costs
        Earnings from construction
   contracts                                 19,153       11,809
   Total revenue from construction          734,388      562,910
   contracts
        Construction costs incurred by
   owners in connection with work under
         construction management and        149,314       95,939
         similar contracts
   Value of construction completed       $  883,702  $   658,849

2. Losses from real estate operations consist of revenues and related costs as follows:

                                          Nine Months
                                             Ended
                                         September 30,
                                         1995    1994

   Real estate sales                   $ 6,299  $  9,081
   Cost of sales                        (6,018)   (7,403)
   Rental and other income               6,821     9,465
   Direct operating costs               (5,615)   (7,178)
   Depreciation and amortization
   expense                              (2,964)   (4,287)
   Losses from real estate operations  $(1,477) $   (322)

                                         Three Months
                                             Ended
                                         September 30,
                                         1995     1994

   Real estate sales                    $1,008  $ 6,449

   Cost of sales                        (1,008)  (6,571)
   Rental and other income               2,175    3,036
   Direct operating costs               (1,811)  (2,519)
   Depreciation and amortization          (955)  (1,452)
   Losses from real estate operations   $ (591) $(1,057)

3.Interest  costs incurred and expensed  for  the  nine
  months  and  three  months ended September  30,  1995
  were   $6,731  and  $2,118,  respectively.   Interest
  costs  incurred and expensed for the nine months  and
  three  months  ended September 30, 1994  were  $5,668
  and $1,920, respectively.

Item 2.  Management's Discussion & Analysis of Financial
Condition and Results of Operations

Results   of  operations  in  the  nine  months   ended
September 30, 1995 produced net income of $3.3 million compared to net income of $3.0 million from the corresponding period of 1994. Pre-tax income for the nine months ended September 30, 1995 was significantly higher than the same period of 1994. Net inome in 1994 was positively impacted because excess tax reserves were taken into income at September 30, 1994.

Value  of  construction completed for the  nine  months
ended  September 30, 1995 increased 24% to $2.4 billion
from the level recorded during the corresponding period
in   1994.    Earnings   from  construction   contracts
increased  29%  from  the prior  year  level  to  $53.0
million.   The  increase in construction  activity  and
related earnings reflects the growth in sales activity in 1994 due to a resurgence of the company's markets.

Losses  from real estate operations for the nine months
ended September 30, 1995 amounted to $1.5 million.  The
corresponding  period  for  1994  reflected  the   gain
realized  on the sale of lease rights of the  company's
Rickenbacker facility.

Operating  and  general  and  administrative   expenses
during  the  nine  months  ended  September  30,   1995
increased 13% to $44.1 million from the corresponding period of 1994, primarily due to higher interest rate levels, increases in benefit costs and the increase in construction activity. Operating expenses for real estate showed significant declines from 1994 due to restructuring steps taken in the second quarter of 1994.

During  the  first  nine months of 1995,  approximately
$752,000  was  charged  to the remaining  restructuring
reserve    consisting    of   the    finalization    of
reorganization steps taken in prior years.

Other income for the nine months ended September 30, 1995 amounted to a loss of $1.0 million mostly due to losses in overseas operations as a result of continued soft market conditions.

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

At  September 30, 1995, the company's backlog of  value
of  construction to be completed was $4.24 billion  and
anticipated  earnings  associated  with  backlog   from
construction contracts was $96.9 million, compared to $4.55 billion and $92.6 million at December 31, 1994.
Estimated earnings from construction contracts cannot and should not be used as the basis of predictions with respect to future net income.

Because  of  the  constantly  changing  proportion   of
construction management contracts, consulting work, construction contract types (cost plus percentage fee, cost plus fixed fee, guaranteed total and lump sum), and other factors, the relationship of value of work completed and earnings from construction contracts is not necessarily meaningful in the short run.

The  company's  cash  flow for the  nine  months  ended
September 30, 1995 resulted in a net increase of  funds
of  $4.0 million.  Cash flows from operating activities
amounted  to  $11.6 million due primarily to  increased
construction  activity.   Cash  flows  from   investing
activities   amounted   to  $4.0   million   which   is
principally  due  to collections on  notes  receivable,
distributions  from  construction joint  ventures,  and
proceeds  from real estate sales.  Cash flows  used  in
financing   activities  amounted   to   $11.6   million
primarily   due   to  pay  downs  on  existing   credit
facilities. The company's management believes that the company's financial condition and available credit facilities at September 30, 1995 are sufficient to support the present and prospective levels of the company's operations.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibit 11 - Computation of Earnings Per Share for the nine months ended
          September 30, 1995 and 1994.

      (b)During the nine months ended September 30, 1995 no Form 8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   THE TURNER CORPORATION
                                   (Registrant)

Date:  November 13, 1995
                                       (Signature)

                                    H.J. Parmelee
                                    President



Date:  November 13, 1995
                                       (Signature)

                                    D.J. Smith
                                    Senior Vice President
and
                                    Chief Financial Officer