Form 10-K
period 1995-12-31
TURNER CORP
filed 1996-03-29
CIK 743475

Page 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1995

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from _______ to_______

                           Commission File No. 1-8719

                             THE TURNER CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                              13-3209884
  (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)          Identification No.)

   375 Hudson Street, New York, New York      10014
   (Address of principal executive offices)   (Zip Code)

          Registrant's telephone number, including area code: (212) 229-6000

Securities registered pursuant to Section 12(b) of the Act:


                                              Name of Exchange
          Title of Class                      on which registered
     Common Stock, $1 Par Value               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:None

  Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [X]       No [   ]

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [ ]

  As of March 25, 1996, the aggregate market value on that date of the common stock held by non-affiliates (based upon the last sale price for the common stock on the American Stock Exchange) was $42,800,075.

  As of March 25, 1996, 5,230,412 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
  Portions of definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 - Part III, Items 10-13.

PART I

Item 1.         Business.

      The Turner Corporation (the "Company") is  a holding  company  that is predominantly engaged together with its subsidiaries in general building construction and construction management in the United States and abroad,
and also has limited real estate operations in the United States.   The
Turner Corporation establishes general policy direction, coordination and planning, and provides cash management, internal accounting control and other management services for its operating subsidiaries.

    As the various segments of the United States non-residential construction market continue to shift, the Company responds to and
positions itself to take advantage of the stronger market segments.   During
the last several years, the Company's construction subsidiaries increased their focus on manufacturing, education, research and development, healthcare, retail, public, justice and amusement (i.e., hospital, university, aviation, aquariums, arenas and similar) projects. Approximately 72% in dollar value of the contracts awarded to the construction subsidiaries in 1995 were in these areas. The remaining 28% of the contracts awarded were in the Company's traditional commercial markets.

     During 1993, plans were developed to significantly reduce the Company's future operating costs and expenses and to improve productivity. This restructuring program principally involved a reduction in the number of staff, plus the consolidation of offices and facilities and the reorganization of support functions. This program was implemented and substantially completed in 1994, and its final phase was completed in 1995.

    During the early 1980's, the Company acquired and developed a number of real estate properties. In 1987, the Company decided to cease its new
development  activities.   Since  that  time,  the Company's  real estate
portfolio has been reduced from $200 million at the end of 1987 to $91 million at the end of 1995. The remainder of the real estate portfolio, which is owned either directly or through joint venture interests, includes commercial office properties, a mixed-use warehouse/service property, residential properties, undeveloped land and certain buildings and hangars located at an air industrial park.

    During 1995, the Company sold one developed property with an adjacent land parcel and a number of condominium units, all at their approximate carrying value. While the Company continues to seek purchasers for its real estate properties, it is unlikely it will be able to dispose of its properties in their entirety until there are more stable market conditions in the areas in which the Company's properties are located.

    Financial information about the registrant's operations in its construction and real estate segments appear in the Consolidated Financial Statements and in footnote 15 on page 36 in Part II, Item 8 of this report.

    At December 31, 1995, The Turner Corporation and subsidiaries employed approximately 2,600 staff employees, of which 1,500 held supervisory positions and 1,100 held non-supervisory positions.

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

     Although Turner Construction is a nationwide (and to a lesser extent, worldwide) construction firm, Turner Construction attempts to compete locally in major cities of the United States through essentially 28 self-contained regional offices and 12 partially self-contained branch
offices.   Its objective is to be a major  builder in each city or region in which it has an office.

       The Turner Corporation's principal construction  subsidiary  is  Turner
Construction Company.   Universal Construction  Company,  Inc., The  Lathrop
Company Inc., and Turner Caribe Inc., wholly-owned subsidiary companies of The Turner Corporation or Turner Construction Company, are also engaged in construction activities in the United States principally in the Southeast, Midwest and the Caribbean Islands.

       When it acts as a general building contractor, Turner Construction normally undertakes to construct a project and is paid the entire price for the completed project. Most aspects of the construction, however, are performed by subcontractors who are paid by Turner Construction. The functions actually performed by Turner Construction are the planning and scheduling of a construction project, the procurement of materials, the marshaling of the manpower required for the project, the awarding of subcontracts and the direction and management of the construction operation. During 1995, 1994 and 1993, general building contracting activities represented 83%, 81% and 75%, respectively, of Turner Construction's value of work completed.

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

   In its performance of construction management services, Turner Construction, for a fee, monitors and coordinates the progress of the work done by specialty contractors who are employed directly by the owner to build the project. During 1995, 1994 and 1993, management construction services and consulting represented 17%, 19% and 25%, respectively, of Turner Construction's value of work completed. Construction management contracts involve less risk than do projects in which Turner Construction is a general building contractor. However, the profit from construction management contracts can be substantially less than that which Turner Construction can earn when it acts as a general building contractor.

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

   The Company was involved in a number of major projects in 1995 including the home of the new National Football League team, the Carolina Panthers, in Charlotte North Carolina, the new Tennis Center for the United States Tennis Association in New York City, major amusement attractions for Universal
Studios in Orlando, Florida  and the Disney Institute in Florida.   In
Cleveland, the Company completed the Rock & Roll Hall of Fame and Museum, and in San Francisco, the Company is involved in several specialized seismic upgrades to existing building including City Hall and the Civic Auditorium. In total, the Company completed approximately 24 million square feet of construction in 1995.

    The United States building construction industry is intensely competitive and Turner Construction Company and the other domestic construction subsidiaries compete with other major contractors as well as with small contractors. Competition in the industry takes on a number of forms, including fee levels, quality of service and degree of risk assumption. Construction companies can expand their operations rapidly and each large population center generally has a number of medium-sized building contractors accustomed to undertaking all but the largest and most complicated projects. Through its organizational structure of permanently established decentralized branch offices and subsidiaries, Turner Construction competes directly with those locally based contractors. Year-to-year operations may be adversely affected by general economic conditions which are unfavorable for business and industry. Exact statistical data is not available for determining the relative size of construction companies, however, based on the contract value of construction contracts secured in 1995 and published industry data, Turner Construction believes that it is one of the largest building contractors operating principally within the United States.

   A portion of the Company's construction activity is performed under payment and performance bonds obtained through bonding capacity from its sureties. Projects requiring surety bonds are usually either publicly funded or private projects, which often require FHA-type mortgage insurance. While the Company's sureties limit the amount of new payment and performance bonds available, this limitation has not restricted the Company's ability to secure new work. There could be certain circumstances, however, when this limitation could influence the Company's selection of prospective projects to pursue.

    At December 31,1995, the anticipated earnings associated with backlog from work to be completed under construction, construction management and construction consulting contracts and awards believed to be firm but not yet confirmed by signed formal contracts was $92.1 million. The anticipated earnings from work to be completed on contracts and awards at December 31, 1994 was $92.6 million. Approximately 40% of the December 31,1995 earnings backlog from construction contracts relates to work expected to be performed during 1997 and beyond. The backlog is important to long-range planning and continuity of work for the Company's permanent staff. However, anticipated earnings from construction contracts should not be used as the basis of predictions with respect to future operating results.

   The anticipated value of work associated with backlog from work to be completed under construction, construction management and construction consulting contracts and awards believed to be firm but not yet confirmed by signed formal contracts was $3.99 billion at December 31, 1995.
The anticipated value of work to be completed on contracts and awards at December 31, 1994 was $4.55 billion. Approximately 37% of the December 31,1995 construction backlog is expected to be completed during 1997 and beyond.

    Value of construction completed represents the cost of work put in place and materials fabricated during the year and related earnings pursuant to construction and construction management contracts, together with fees and reimbursed expenses from consulting contracts. It also includes costs directly incurred by owners in connection with work under construction management and similar contracts. It is essentially a measure of construction activity during the year.

    Because of the varying proportion of construction, construction management and construction consulting work, the impact of inflation on the value of construction completed, changes in anticipated earnings from construction contracts and anticipated value of work completed will not necessarily be correlative.

    At December 31,1995, Turner Construction employed approximately 2,500 staff employees,of whom about 1,400 were executives, project managers, superintendents, engineers, purchasing agents, estimators, senior accountants and other supervisory personnel. In addition, Turner Construction employs foremen and building craftsmen for construction work which has not been subcontracted to specialty contractors. During 1995, approximately 2,200 foremen and building craftsmen were employed at various times.

Real Estate

   The Company's subsidiaries involved in real estate operations are Rickenbacker Holdings, Inc. ("RHI"),and Turner Development Corporation and subsidiaries ("TDC"). The Company also has certain other real estate holdings, either directly or through joint venture interests, which are currently being marketed. These holdings relate to residential condominium developments in Boston and Puerto Rico.

 From 1980 to 1987, TDC engaged in real estate development in the United States, principally in Florida, Georgia, Illinois, Michigan and Virginia. TDC developed and marketed office buildings and other commercial and residential properties, principally in metropolitan suburban areas. These projects were financed principally by construction and mortgage loans.

  TDC essentially ceased new development activity in 1987 and is now seeking purchasers for its real estate properties.

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

   At December 31, 1995, TDC had 3 employees, who were management and marketing personnel.

   RHI owns and leases an air cargo distribution facility located at the Rickenbacker Air Industrial Park in Columbus, Ohio. In 1994, the Company sold its master lease and development rights to the 1600 acre air
industrial  park adjacent   to   the  distribution  facility.    In addition,
in 1995 the Company renegotiated a lease with the existing lessee extending the maturity date from 1996 to 2010.

Item 2.  Properties.

      The  Company's executive offices and offices
of  subsidiary  companies are  located  in  leased
facilities in commercial office buildings,  except
for  Universal Construction Company,  Inc.,  which
owns  a small office building in which its offices
are located.  The Company's corporate headquarters
and  New York branch office occupy 100,000  square
feet  of space which is leased until 2005.  Rental
expense  for  this  space during  1995  was  $2.09
million.   Each construction project has temporary
field offices.

      Turner  Construction operates two  equipment
and  storage yards, located in Newark, New  Jersey
and Cincinnati, Ohio for the storage and repair of
its  construction  tools  and  equipment.   Turner
Construction owns the Ohio storage and repair yard
and  leases  the  New Jersey facility.   Universal
Construction Company, Inc., owns a yard, while The
Lathrop  Company,  Inc.,  leases  yards  for   the
storage and repair of construction equipment.

     Turner Construction leases major construction
equipment  such  as hoists, cranes  and  personnel
lifts   from  equipment  suppliers  for   use   on
particular projects and generally owns only  small
tools and other miscellaneous equipment; Universal
Construction  Company,  Inc.,  and   The   Lathrop
Company, Inc. each own construction equipment, earth-moving equipment and small tools.

      TDC  holds  as an investment a  wholly-owned
apartment   complex   which  it   had   previously
developed,   located  in  Orlando,  Florida   (200
units). This property is encumbered by a mortgage note payable.

      RHI  owns  certain buildings and  air  cargo
handling   equipment  at  the   Rickenbacker   Air
Industrial   Park   in   Columbus,   Ohio,   which
collateralize related revenue bonds.

Item 3.         Legal Proceedings.

      Since  1990, the Company and a joint venture
including Prudential Insurance Company of America,
had  been  engaged in a litigation in the  Circuit
Court  of  Cook  County,  Illinois  in  which  the
Company was seeking an unpaid portion of the  cost
of  constructing the Prudential Plaza 2  Tower  in
Chicago  and  Prudential was seeking  damages  for
alleged  construction delays.  The case was  tried
in  1995.  The jury found in favor of the  Company
and   the  Company  received  the  amount  of  its
receivable in the judgment.

       The  Company  is  a  defendant  in  various
litigation  incident  to its  business.   In  some
instances the amounts sought are very substantial,
including  some  which  are  proceeding  to  trial
involving  substantial claims  and  counterclaims.
Although  the  outcome  of  litigation  cannot  be
predicted  with  certainty,  in  the  opinion   of
management based on the facts known at this  time,
the   resolution   of  such  litigation   is   not
anticipated to have a material adverse effect on the financial position or results of operations of the Company.

      Because of the risk associated with the industry and the number of disputes that often occur, each year the Company incurs substantial legal expenses in pursuit of its claims or in defense against actions taken against it.

Item 4.         Submission of Matters to a Vote of
Security Holders.

    None
                                     PART II

Item 5.   Market for the Registrant's Common
Equity and Related Stockholder Matters.

     The Turner Corporation common stock is listed on the American Stock Exchange under the symbol TUR.

Quarterly Stock Information

1995    High      Low      Close
First   $9.375    $7.75     $8.00
Second  11.875     7.875    10.00
Third   10.875     9.625    10.00
Fourth  10.125     7.75      8.375

1994    High      Low      Close
First   $9.50     $7.375    $8.375
Second   9.00      8.00      8.375
Third    9.625     8.375     8.75
Fourth   8.875     7.25      8.25

     No dividends were declared or paid in 1995 or 1994. As of March 25, 1996, there were approximately 3,370 record holders of the registrant's common stock.

Item 6.       Selected Financial Data

The Turner Corporation and Subsidiaries
Five-year Summary of Financial Information
(in thousands, except share amounts)

                          1995     1994         1993       1992       1991


Value of construction $3,281,495 $2,670,433   $2,790,371  $2,644,122 $2,672,475
 completed
Revenue from          $2,727,001 $2,174,836   $2,098,247  $2,200,475 $2,379,092
 construction
 contracts
Cost of construction   2,658,462  2,118,361    2,029,478   2,129,055  2,310,420
 contracts
Earnings from
 construction
 contracts            $   68,539 $   56,475   $   68,769  $   71,420 $   68,672

Income (loss) from
 construction
 operations           $   11,285 $    7,103(a)$    2,422(b)$  16,519 $    6,362
Income (loss) from
 real estate
 operations                 (227)     1,312       (6,870)     (5,218)    (8,231)
Net income(loss)           1,274      3,650       (6,205)      4,000(c)11,342(d)
Net income (loss) per
 common share-primary      (0.11)      0.35        (1.55)       0.50       2.06
Dividends per Series B
 preferred  share           2.16       2.16         2.16        2.16       2.16
Dividends per Series C
 preferred share           85.00      85.00        85.00       38.00         -
Dividends per common
 share                         -          -            -           -       0.50
Stockholders' equity   $  61,296  $  59,216    $  54,683   $  60,721  $  46,403
Weighted average
 common shares
 outstanding-primary   5,270,453  5,186,879    5,186,442   5,074,943  4,981,152
Total Assets           $ 792,931  $ 715,329    $ 671,081   $ 729,988  $ 734,841
Notes payable due
 after one year
 convertible
 debenture             $  88,610  $  94,892    $  69,545   $ 77,635   $ 103,420

(a) Includes restructuring credits of $1,145.
(b) Includes restructuring charges of $8,500.
(c) Includes extraordinary gain $316 and cumulative effect of accounting change of $1,454.
(d) Includes a pretax pension curtailment gain of $29,862.




Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

To be more consistent with industry practice, the Company has changed its reporting format and now reports revenue from construction contracts and cost of construction contracts as well as earnings from construction contracts. Revenue from construction contracts includes not only costs incurred by the Company, its related earnings, and its proportionate share of construction joint ventures, but also its proportionate share of previously unconsolidated construction affiliates. Results from unconsolidated affiliates had previously been reported on the equity method and included in other income.

Results of Operations 1995 vs. 1994
The Company reported 1995 net income of $1.3 million compared to $3.7 million in 1994. After taking into consideration the payment of dividends to preferred shareholders, the Company reported a loss of $0.11 per common share in 1995 compared to income of $0.35 per common share in 1994. 1995's results were impacted by the recognition of a significant loss on a major contract, and the write-down of a long outstanding account receivable associated with an overseas project which had been completed in 1987. 1994's results were largely due to a net tax benefit of $3.2 million primarily resulting from losses incurred in Puerto Rico and the reversal of excess tax reserves resulting from the planned liquidation of one of the Company's inactive foreign subsidiaries.

On a pretax basis, the Company recognized income of $3.3 million in 1995 compared to $490,000 in 1994. Growth in construction revenue as well as improvement in construction margins on new work secured were the most significant factors contributing to this change.

Operating and general and administrative expenses increased as a result of the increase in construction activity and heavier than usual legal costs, but continued to decline as a percentage of construction revenue reflecting increased staff productivity. In addition, 1994 included a pretax restructuring credit of $1.1 million representing excess restructuring reserves.

Real estate operations produced a $227,000 loss in 1995 compared to income of $1.3 million in 1994. Most of the 1994 results were attributable to a one-time gain from the sale of lease rights at the Company's Rickenbacker facility.

While interest expense increased compared to 1994, reflecting changes in the Company's borrowing rate, other income increased as well, due to the Company's improved cash position. 1995's results are more fully described in the discussion that follows.

Construction
The value of construction completed, which includes, in addition to revenue, construction costs incurred by owners on construction management and similar projects increased 23% from $2.67 billion in 1994 to $3.28 billion in 1995. Revenue from and costs of construction contracts both increased  by  25%  from  1994 to $2.73  billion  and  $2.66 billion, respectively.

The increase in construction activity is a reflection of the continued growth of the Company's traditional non-residential construction markets as noted in 1994, as well as the emphasis the Company placed on its marketing activities. In addition, the average size of contracts secured in 1994 and 1995 has declined when compared with prior periods. This in turn has led to a more rapid absorption of backlog as well as faster start-up of projects sold in the current year.

The value of new contracts secured in 1995 was $2.79 billion, up 4% from the $2.69 billion secured in 1994. On average, the margin on 1995 sales was up 9% over the margin on sales secured in 1994. These factors reflect both the growth of the market, and therefore, the opportunities to improve fees.
The Company's sureties limit the annual amount of new payment and performance bonds available to the Company. Each year this limit has increased commensurate with the Company's growth in revenues. While the limitation did not restrict the Company's ability to secure new work in 1995, and the Company had substantial unused capacity at the end of 1995, there could be circumstances where the limitation might influence the selection of prospective projects.

Earnings from construction contracts improved by 21.4% over 1994 from $56.5 million to $68.5 million, reflecting both the growth in construction revenues as well as the improved margins in the backlog from prior years and the new work secured in 1995. As a percentage of revenue, earnings from construction contracts showed a slight decline from 2.60% to 2.51% and below the margin level of 3.28% achieved in 1993. 1995's margins were depressed by the recognition of a $4.9 million loss on a contract in Minneapolis, and the write-down of a $3.2 million account receivable with regard to a project in Egypt that had been completed in 1987. This write-down was the result of a ruling by a judge against the Company in February 1996 in its effort to collect this receivable. While the Company has not yet decided whether to appeal the ruling, it has made provision to do so. In 1994, the margins were affected by $7.7 million of losses in the Company's Caribbean operations. Work under construction management contracts as a percentage of value of construction completed continued to decline from 19% in 1994 to 17% in 1995. Construction management contracts normally involve lower risk than other types of contracts; they also typically carry lower fees. The trend away from less profitable construction management work has therefore also contributed to the improvement in construction margins.

At the end of 1995, the anticipated earnings associated with backlog from work to be completed under contracts and awards believed to be firm was $92.1 million, essentially unchanged from 1994. The backlog of the value of construction to be completed declined 12% from 1994 to $3.99 billion at the end of 1995. The decline in backlog volume is primarily attributable to the acceleration of when work under contract commenced, as well as a change in the reporting of certain construction management projects. The stability of the earnings backlog against the reduction in the backlog of construction to be completed represents a continuation of the trend in the improvement in margins which had begun in 1993. This is also a reflection of the continued improvement in fees on new work secured in 1995.

Approximately 40% of the earnings backlog and 37% of the value of construction backlog relates to work to be performed in 1997 and beyond. Estimated earnings from construction backlog should not be used as a basis for predicting future net income.

Operating and General and Administrative Expenses
Operating expenses directly in support of construction operations increased 16% to $46.2 million in 1995 from $39.8 million in 1994. 1995 expenses included unusually heavy legal costs in connection with the successful defense of a major litigation. Because of the risk associated with the industry and the number of disputes that often occur, each year the Company incurs significant legal expenses. Litigation backlog has, however, continued to decline steadily over the last several years. Construction operating expenses will vary with the level of construction revenue and a significant portion of the increase in construction  operating  expenses was  related  to  the  25%
increase in construction revenue. As a percentage of construction revenue, however, construction operating expenses declined steadily from 2.12% in 1993 to 1.83% in 1994 to 1.69% in 1995. This improvement in efficiency was in large part a result of the restructuring steps taken in 1994. General and administrative expenses, which includes all of corporate overhead expenses, shows only a slight increase of 3% over 1994 to $11.1 million from $10.7 million.

All of the outstanding balance of $897,000 of the accrued liabilities associated with the restructuring reserve set up in 1993 was absorbed by the end of 1995, in accordance with the program previously established.

Real Estate
In 1995, the Company changed its presentation of real estate operations in its Statements of Operations to a single item described as "Income from real estate operations." The components of this item are described below the
"Consolidated Statements of Operations." This change has been made because of the less significant impact of real estate operations on the Company's consolidated results of operations. The Company has been able to dispose of properties at essentially their carrying value over the past few years, and income generated from the operating properties are more than sufficient to offset operating costs (exclusive of depreciation). From a liquidity standpoint, real estate operations are slightly positive even after taking into consideration interest expense associated with real estate debt.

Losses from real estate operations amounted to $227,000 in 1995 compared to $1.3 million in income in 1994. The majority of 1994's income from real estate operations came from the sale of lease rights at the Company's Rickenbacker facility. During 1995 the Company sold one developed property with an adjacent land parcel and a number of condominium units, all at their approximate carrying value. Rental and other income and the cost of operations declined by 28% and 24%, respectively, due to the sales of properties in 1994 and 1995 and the renegotiated lease of certain facilities at the Rickenbacker Air Industrial Park in 1995.

In 1995, the Company had a net loss from real estate operations other than property sales of $509,000, compared with a net loss of $367,000 in 1994. However, because expenses included $3.94 million of depreciation and amortization in 1995 and $5.60 million in 1994, there was positive cash flow from real estate operations in each of these years, even after payment of interest on real estate debt.

The Company's real estate portfolio is carried at estimated net realizable value or at cost, as applicable. Until conditions in the real estate market improve to the point that will permit the Company to readily conduct real estate transactions, the Company will continue to review the asset values of the properties in relation to prospective net realizable value and make adjustments as necessary. Management believes the timing of future sales for developed properties may be accelerated as more stable market conditions begin to prevail. For undeveloped land parcels, however, a prolonged period of time will be required to achieve reasonable values.

Interest Expense and Other Income
In 1995, the Company changed its presentation of interest expense to a separate line item below "Income from construction operations" and "Income from real estate operations" in its Consolidated Statement of Operations. Interest expense includes interest cost and related expense associated with all the Company's borrowings including both corporate and real estate debt.

In total, interest expense increased 17% to $9.3 million in 1995 from $7.9 million in 1994. The increase is almost entirely due to the coupon rate of the Senior Notes sold in the fourth quarter of 1994. Although the amount of the Company's 1995 average borrowings declined when compared to 1994, the interest rates incurred averaged over 11% in 1995 compared to approximately 7% in 1994.

Interest expense associated with real estate debt declined by 16% as a result of debt paydowns from the sale of properties. Interest expense is further discussed in Notes
6 and 15 to the Consolidated Financial Statements.

In 1995, the Company changed its presentation of other income. Other income now includes primarily interest and investment income and certain other miscellaneous items. Other income in 1995 amounted to $1.5 million compared to a loss of $2,000 in 1994. In 1994 the Company charged to other income the absorption on a pretax basis of the cumulative foreign translation adjustment relating to the planned liquidation of one of the Company's inactive foreign subsidiaries. Cumulative translation adjustments, net of tax, had previously been charged directly to stockholders' equity. Exclusive of the cumulative foreign translation adjustment other income would have amounted to $1.2 million.

Income Taxes
The provision for income taxes resulted in an effective tax rate of 61% in 1995. The difference between this rate and the 34% statutory rate is primarily attributable to state income and other taxes and the non-deductibility of certain operating costs.

In 1994, the Company realized a net tax benefit of $3.2 million due primarily to the benefits derived from losses incurred in Puerto Rico as well as the reversal of excess reserves resulting from the planned liquidation of one of the Company's inactive foreign subsidiaries.

The Company has recorded $16.0 million of deferred tax assets which resulted principally from net operating loss and tax credit carryforwards. Management believes that no valuation allowance is required for these assets due to the future reversal of existing taxable temporary differences primarily related to the Company's employee benefits plans.

Fourth Quarter 1995 Compared to Third Quarter 1995
Results for the fourth quarter of 1995 amounted to a net loss of $2.0 million compared to net income of $1.2 million for the third quarter. After taking into account dividends on preferred shares, the net loss per common share amounted to $0.47 in the fourth quarter, compared to net income of $0.13 per common share in the third quarter. Construction revenue was $692 million for the fourth quarter compared to $741 million in the third quarter, and earnings from construction contracts were $14.9 million and $19.0 million for the same periods, respectively. The slight decline in construction activity between the two periods is not unusual and does not represent any significant trend in construction activity. The significant change in the fourth quarter results was due to the loss on the Minneapolis project, most of which was recorded in the fourth quarter, and the write-down of the account receivable from the Egyptian project discussed above.

Fourth quarter operating and general and administrative expenses amounted to $16.1 million compared to $14.7 million in the third quarter. Much of this increase was attributable to certain employee benefits which were incurred in the fourth quarter.

Loss from real estate operations amounted to $128,000 in the fourth quarter compared to essentially a third quarter break-
even.   This  change is the result of reduced rental  income
from the sale of properties earlier in the year.

Interest expense and other income remained essentially unchanged between the third and fourth quarters.

Results of Operations 1994 vs. 1993
The  Company reported net income of $3.7 million in 1994  or
$0.35  per  common  share compared to a  net  loss  of  $6.2 million or $1.55 per common share in 1993.

Although revenue from construction contracts increased 4% from 1993 to 1994, earnings from construction contracts declined 18% from $68.8 million to $56.5 million for the same period. This reduction was largely the result of a significant loss incurred by the Company's Caribbean operations in the U.S. Virgin Islands and Puerto Rico. These losses stemmed from overruns on lump sum contracts begun in prior years and substantially completed in 1994. Total operating and general and administrative expenses declined by 13% from 1993 to 1994. This decline is primarily attributable to the restructuring steps taken in 1994 which included the downsizing of staff in shrinking geographic markets and the reorganization of certain support functions. In 1993 the Company recorded an $8.5 million provision for restructuring. During 1994, the Company charged $6.5 million of expenditures against the reserve which included severance, benefits and other incentives associated with staff reductions. An unused $1.1 million remainder of the reserve was credited to income in 1994.

Income from real estate operations amounted to $1.3 million in 1994 compared to a $6.9 million loss in 1993. In 1994, the Company sold its lease rights at the Company's Rickenbacker facility which accounted for most of the income. Included in 1993's loss from real estate operations was a $6.0 million valuation provision set up as additional reserves against asset values in relation to their carrying value. The decline in rental and other income and cost of operations was due primarily to sales of properties in both 1993 and 1994.

Interest expense increased 7% from $7.4 million in 1993 to $7.9 million in 1994 primarily due to higher interest rates on the Company's corporate credit facilities.

Other income in 1994 amounted to a loss of $2,000 after taking into consideration a $1.2 million charge for the pretax absorption of the cumulative foreign translation adjustment relating to the planned liquidation of one of the Company's inactive foreign subsidiaries. Excluding the charge for the cumulative translation adjustment, other income, which primarily consists of interest and investment income, amounted to $1.2 million. This represented a decline of $900,000 from 1993 due in part to investment income of $861,000 recognized in 1993.

Financial Condition
In total, the Company recorded an increase in cash and cash equivalents in 1995 of $31.7 million.

Cash provided by operating activities amounted to $40.1 million, reflected in the Company's peak cash position at December 31, 1995. Improved cash collection procedures generated most of the significant year end cash, much of which will be disbursed in the first quarter of 1996 to fund outstanding trade accounts payable.

The  increase  in construction activity, and  the  continued
shift away from construction management contracts were  also
factors  contributing  to  the  improved  cash  flows   from
operating activities.

The remaining balance of $897,000 set up in prior years for the Company's restructuring program was also expended in 1995.

Cash provided by investing activities amounted to $11.6 million primarily due to the sale of one developed real estate property, and a number of units in a Boston condominium project and a Puerto Rican condominium project.

In addition, the Company collected funds from the repayment of note receivables from the sale of real estate properties in prior periods.


Cash used in financing activities amounted to $20 million and is primarily attributable to the excess of debt paydowns over borrowings. Funds provided by the sale of real estate properties were used to pay down associated debt. In addition, the Company paid down the outstanding balances on certain loans and lines of credit used for general operating purposes.

Management   believes   the  Company's   cash   flows   from
construction backlog, its $40 million revolving credit facility and amounts available from overnight credit facilities, will be sufficient to support the Company's operations. Debt maturing in 1996 will be paid from funds generated from operations or will be refinanced prior to its actual maturity date.

Inflation
Inflation and changing prices during the current fiscal year have not significantly affected the major markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

Impairment of Long-Lived Assets
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

This statement requires that long-lived assets to be held and used in an entity's operations be recognized as impaired, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

The statement is effective for fiscal years beginning after December 15, 1995.

The Company will adopt the standard at the beginning of 1996, and management believes that the impact will not be material to the financial statements.

Stock-Based Compensation
In  October  1995, the Financial Accounting Standards  Board
issued    SFAS   No.   123   "Accounting   For   Stock-Based
Compensation".

This statement defines a "fair value based method" of accounting for an employee stock option and encourages the adoption of that method for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the "intrinsic value based method" of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued To Employees". Entities electing to remain with the accounting in Opinion 25 must make certain pro forma disclosures, as if the fair value based method of accounting had been applied. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements for this statement are effective for financial statements for fiscal years beginning after December 15, 1995.

The  Company will elect to remain with the accounting method
in   Opinion  25,  and  will  conform  with  the  pro  forma
disclosure requirements beginning in 1996.



Item 8. Financial Statements and Supplementary Data.

                                               INDEX TO FINANCIAL STATEMENTS

                                                            Page No.
Financial Statements:
  Report of Independent Public Accountants                     16
  Consolidated Balance Sheets - as of
     December 31, 1995 and 1994                                17
  Consolidated Statements of Operations -
     for the years ended December 31, 1995,
     1994 and 1993                                             18
  Consolidated Statements of Stockholders' Equity
     - for the years ended December 31, 1995, 1994
     and 1993                                                  19
  Consolidated Statements of Cash Flows - for the years
     ended December 31, 1995, 1994 and 1993                    20
  Notes to Consolidated Financial Statements                   21-38
  Responsibilities for Financial Reporting                     39

Report of Independent Public Accountants

To The Turner Corporation:

We have audited the accompanying consolidated balance sheets of The Turner Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Turner Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



New York, New York                       ARTHUR ANDERSEN LLP
March 1, 1996


The Turner Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

As of December 31,                                     1995           1994
Assets
Cash and cash equivalents                          $  87,969     $  56,250
Marketable securities                                  4,838         4,251
Construction receivables: (Note 3)
  Due on contracts including retainage               404,09        363,167
  Estimated unbilled construction
    costs and related earnings                        94,186        74,063
Real estate (Note 4)                                  90,939       106,300
Property and equipment, net (Note 5)                  22,161        17,490
Prepaid pension cost (Note 10)                        63,444        64,259
Other assets                                          25,296        29,549
Total assets                                       $ 792,931     $ 715,329

Liabilities
Construction accounts payable:
    Trade                                          $ 318,908     $ 280,396
    Due on completion of contracts                   134,954       121,117
    Accrued estimated work completed                  89,476        70,360
Notes payable and convertible debenture (Note 6)      94,790       106,879
Deferred income taxes (Note 7)                        12,257        11,961
Other liabilities                                     81,250        65,400
Total liabilities                                    731,635       656,113

Commitments and contingencies (Note 13)

Stockholders' Equity (Note 12)
Preferred stock, $1 par value
   (2,000,000 shares authorized):
   Series C 8.5% cumulative convertible
     (9,000 shares issued and outstanding;
     $9,000 liquidation preference)                        9             9
   Series B cumulative convertible
     (850,000 shares issued; 848,560
     and 848,956 outstanding)                            849           849
Common stock, $1 par value
     (20,000,000 shares authorized;
     5,270,040 and 5,199,941 issued)                   5,270         5,200
Paid in capital                                       38,305        37,778
Net unrealized loss on marketable securities             (58)         (276)
Retained earnings                                     26,102        26,656
                                                      70,477        70,216
Less:  Loan to Employee Stock Ownership               (8,673)      (10,468)
         Plan (Note 11)
       Treasury stock, at cost (51,090 and
         53,489 common shares)                          (508)         (532)
Total stockholders' equity                            61,296        59,216
Total liabilities and stockholders' equity          $792,931      $715,329

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


The Turner Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share amounts)
For the years ended December 31,
                                                 1995        1994     1993

Value of construction completed (see below) $ 3,281,495 $ 2,670,433 $ 2,790,4331

Revenue from construction contracts         $ 2,727,001 $ 2,174,836 $ 2,098,247
Cost of construction contracts                2,658,462   2,118,361   2,029,478
Earnings from construction contracts             68,539      56,475      68,769
Construction operating expenses                  46,167      39,803      44,402
General and administrative expenses              11,087      10,714      13,445
Restructuring charges (credits) (Note 2)              -      (1,145)      8,500
Income from construction operations              11,285       7,103       2,422
Income (loss) from real estate operations
  (see below)                                      (227)      1,312     (6,870)
Interest expense (Note 15)                       (9,267)     (7,923)    (7,427)
Other income (loss), net (Note 14)                1,470          (2)     2,106
Income (loss) before income taxes                 3,261         490     (9,769
Income tax provision (benefit): (Note 7)
     Current                                      1,025      (2,329)       252
     Deferred                                       962        (831)    (3,816)
Total income tax provision (benefit)              1,987      (3,160)    (3,564)
Net income (loss)                              $  1,274    $  3,650  $  (6,205)


Net income (loss) per common share:
     Primary                                   $  (0.11)   $   0.35  $   (1.55)
     Fully diluted                                   (a)   $   0.30         (a)
Weighted average common and common
     equivalent shares outstanding:
     Primary                                   5,270,453  5,186,879  5,186,442
     Fully diluted                                   (a)  6,035,835         (a)

Value of construction completed consists
  of the following:
Revenue from construction contracts          $ 2,727,001 $2,174,836 $2,098,247
Construction costs incurred by owners in
  connection with work under construction
  management and similar contracts               554,494    495,597    692,124
Value of construction completed              $ 3,281,495 $2,670,433 $2,790,371

Real estate operations consist of the
  following:
Real estate sales                            $     9,007 $    9,279 $   23,537
Cost of sales                                     (8,725)    (7,600)   (23,571)
Rental and other income                            8,886     12,416     13,497
Cost of operations                                (5,455)    (7,187)    (8,855)
Depreciation and amortization expense             (3,940)    (5,596)    (5,460)
Write-downs and reserves                               -         -      (6,018)
Income (loss) from real estate operations    $      (227)$    1,312 $   (6,870)

(a) Antidilutive
The accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.



The Turner Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

For the years ended December 31,
                                1995            1994            1993
                                Shares  Amount   Shares  Amount  Shares  Amount
Convertible preferred stock,
  Series C
Balance at beginning and end     9,000  $   9     9,000  $   9     9,000 $   9
Convertible preferred stock,
  Series B
Balance at beginning of year   848,956    849   849,011    849   849,494   849
Preferred stock retired           (396)     -       (55)     -      (483)    -
Balance at end of year         848,560    849   848,956    849   849,011   849
Common stock
Balance at beginning         5,199,941  5,200 5,134,778  5,135 5,070,535 5,071
  of year
Common stock issued             70,099     70    65,163     65    64,243    64
Balance at end of year       5,270,040  5,270 5,199,941  5,200 5,134,778 5,135
Paid in capital
Balance at beginning of year           37,778           37,280          36,699
Excess of proceeds over par
  value of common stock issued            527              498             575
Excess of proceeds over cost
  of treasury stock issued                  -                -               6
Balance at end of year                 38,305           37,778          37,280
Net unrealized loss on
  marketable securities
Balance at beginning of year             (276)               -               -
Net unrealized gain                       218             (276)              -
  (loss) for the year
Balance at end of year                    (58)            (276)              -
Cumulative foreign translation
  adjustment
Balance at beginning of year                -             (787)           (783)
Change in cumulative translation
  adjustment during the year                -              787              (4)
Balance at end of year                      -                -            (787)
Retained earnings
Balance at beginning of year           26,656           24,834          32,869
Net income (loss) for the year          1,274            3,650          (6,205)
Cash dividends on Series C preferred
  stock, $85.00 per share                (765)            (765)           (765)
Cash dividends on Series B preferred   (1,833)          (1,833)         (1,835)
  stock, $2.16 per share
Tax benefits on Series B preferred        770              770             770
  dividends
Balance at end of year                 26,102           26,656          24,834
Loan to Employee Stock Ownership
  Plan (ESOP)
Balance at beginning of year          (10,468)         (12,105)        (13,668)
Repayment from loan to ESOP             1,795            1,637           1,563
Balance at end of year                 (8,673)         (10,468)        (12,105)
Treasury stock
Balance at beginning of year    53,489   (532) 53,489     (532) 22,647    (325)
Purchase of treasury stock       3,000    (26)      -        -  32,900    (240)
Treasury stock issued           (5,399)    50       -        -  (2,058)     33
Balance at end of year          51,090   (508) 53,489     (532) 53,489    (532)
Total stockholders' equity            $61,296          $59,216         $54,683

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

The Turner Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

For the years ended December 31,                     1995      1994      1993
Cash flows from operating activities:
    Net income (loss)                               1,274     3,650    (6,205)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Restructuring charges (credits)                 -    (1,145)    8,500
        Loss (gain) on real estate sales             (282)   (1,679)       34
        Cumulative foreign translation charge           -     1,193         -
        Write-downs and reserves                        -         -     6,018
        Depreciation and amortization              11,526     9,366     9,824
        Net periodic pension credit                  (685)   (1,052)  (9,674)
        Provision (benefit) for deferred income       962      (831)  (3,816)
          taxes
        Changes in operating assets and liabilities
          Decrease (increase) in construction
            receivables                           (61,054)  (35,071)  23,906
          Increase (decrease) in construction
            accounts payable                       71,465    30,019  (28,784)
          Decrease in restructuring reserve          (897)   (6,458)       -
          Decrease in other assets                  6,729     2,157    8,216
          Increase (decrease) in other liabilities 11,094     6,794   (2,487)
          Net cash provided by operating           40,132     6,943    5,532
            activities
Cash flows from investing activities:
        Purchases of marketable securities           (267)     (255) (25,913)
        Proceeds from sale of marketable                -     8,644   26,480
            securities
        Distributions from joint ventures           5,628     5,000        -
        Investments in joint ventures                   -         -   (6,547)
        Purchases of property and equipment        (4,556)   (3,569)  (4,610)
        Proceeds from sale of property and
            equipment                                 469     1,916    4,162
        Proceeds from sale of real estate, net      8,581     7,049   17,465
        Increase in real estate                    (2,064)   (3,423)  (3,911)
        Repayments on notes receivable              3,807     2,888      416
        Net cash provided by investing activities  11,598    18,250    7,542
Cash flows from financing activities:
        Common stock issued                           597       563      639
        Cash dividends to preferred stockholders   (2,598)   (2,598)  (2,600)
        Repayments from loan to ESOP                1,795     1,637    1,563
        Principal payments under capital lease     (2,689)        -        -
            obligations
        Proceeds from borrowings                   24,001    80,497   62,963
        Payments on borrowings                    (41,141)  (75,983) (89,217)
        Proceeds from issuance of treasury stock       50         -       39
        Purchase of treasury stock                    (26)        -     (240)
        Net cash  provided by (used in)           (20,011)    4,116  (26,853)
            financing activities
    Net increase (decrease) in cash and cash       31,719    29,309  (13,779)
        equivalents
    Cash and cash equivalents at beginning of      56,250    26,941   40,720
        year
    Cash and cash equivalents at end of year      $87,969   $56,250 $ 26,941

    Noncash financing activities:
       Mortgage note assumed by the buyer in
         connection with the sale of real estate $ - $ - $ 4,426 Capital lease obligations incurred by
         the Company                                7,740         -        -
 Noncash investing activities:
       Net unrealized gain (loss) on marketable
         securities                                   218     (276)        -
       Note provided upon the sale of certain
         assets and liabilities of a construction       -        -     1,577
         subsidiary
       Notes provided upon the sale of real estate      -    1,849     1,185

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

The Turner Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands, except share amounts)

The Turner Corporation and Subsidiaries (the Company) is a multinational construction contractor, which also has limited real estate operations in the United States. The Company is predominantly engaged in general building construction and construction management throughout the United States. The construction operations primarily relate to the construction of commercial, multifamily residential, manufacturing, research and development, healthcare, entertainment, education, justice and other building structures. The Company also performs interior construction work and construction consulting services. Specialty trade contractors are used extensively by the Company as
subcontractors  in  the  performance  of  its   construction
contracts.

1.  Summary of Significant Accounting Policies

Changes in Presentation: To be more consistent with industry practice, in 1995 the Company changed its presentation of reporting gross earnings to a format reflecting construction revenue, cost of construction revenue and operating and general and administrative expenses. The Company now includes in its accounts its proportionate interest in its previously unconsolidated construction affiliates. In prior years, the investments in these affiliates were accounted for on the equity method with the change in equity included in "Other income, net".

In addition, for 1995 the Company is presenting interest expense as a separate item on the Consolidated Statement of Operations. This item represents all the interest expense of the Company including interest on real estate as well as general corporate debt. In prior years, interest expense had been included in income from real estate operations and in general and administrative expenses. Prior years presented have been changed to conform to the current year presentation, which had no effect on net income for any of the periods presented.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its proportionate interest in the accounts of construction affiliates and construction joint ventures. The Company also has investments in real estate joint ventures, which are accounted for under the equity or cost method, as appropriate. All significant intercompany transactions and balances are eliminated. Certain prior year balances have been reclassified in the consolidated financial statements in order to provide a presentation consistent with the current year.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing the Company's financial statements are reasonable and prudent, however, actual results could differ from those estimates.

Construction Operations: The Company determines construction earnings under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract which the value of the work completed bears to the estimated total value of the work covered by the contract. As the Company's construction contracts generally extend over more than one year, revisions in costs and earnings estimates during the course of the work are reflected in the year in which the facts which require the revision become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that such estimates will be revised over the next year. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Claims are included in earnings from construction contracts at an amount based on the related contract costs when realization is probable and the amount can be reliably estimated.
The Company continuously reviews estimated earnings from construction contracts and makes necessary adjustments based on current evaluations of the indicated outcome. In 1995, 1994 and 1993, the Company wrote down certain construction receivables and claims deemed unrecoverable.

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

The   Company's   other  liabilities  include  approximately
$50,900  and  $36,800 net payable to banks for checks  drawn
but   not  cleared  as  of  December  31,  1995  and   1994,
respectively.

Marketable Securities: Marketable securities which consist primarily of equity and bond mutual funds are classified as available-for-sale and are reported at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity.

Income Taxes: Deferred income tax assets or liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period.

The Company does not provide for U.S. Federal income taxes on undistributed earnings of foreign subsidiaries since it is the Company's intention to permanently reinvest those earnings outside the United States.
Foreign Currency Translation: Assets and liabilities of operations that represent an investment in a foreign country are translated into U.S. dollars at exchange rates in effect at year-end, while revenue and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in results of operations during the periods in which they arise.

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

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock.

2.  Restructuring Charges
During 1993, plans were developed to significantly reduce the Company's future operating costs and expenses and to improve productivity. This restructuring program principally involved a reduction in the number of staff, plus the consolidation of offices and facilities and the reorganization of support functions. The results of operations for 1993 included $8,500 of pretax charges ($5,600 net of tax benefits, or $1.08 per share) related to this program. The charges included provisions for severance pay, incentive programs relating to employee terminations, costs related to the consolidation of offices and other reorganization costs. This program was implemented in 1994 and was substantially completed by the end of the year. During 1994, $6,458 was charged to the reserve and $897 remained in other liabilities at December 31, 1994. The balance of the unused reserve of $1,145 was credited to income in the fourth quarter of 1994. During 1995, the final costs were incurred and the reserve was closed out with no material impact to the results of operations.

3.  Construction Receivables
Due on contracts included $135,619 of retainage at December 31, 1995. It is expected that approximately 89% of such retainage will be collected by December 31, 1996. At December 31, 1994, retainage was $116,856. Construction receivables include estimated net claims. Claims made by the Company involve negotiations and in some cases litigation. The Company believes that it has established legal bases for pursuing recovery of recorded claims and it is management's intention to pursue these claims and litigate, if necessary, until a decision or settlement is reached. Claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims could be made within the next year. The settlement of the claims depends on individual circumstances, accordingly, the timing of the collection will vary and may extend beyond one year. Those claims, primarily due to owner-caused delays, incomplete specifications or similar reasons, amounted to $8,200 and $8,600 at December 31, 1995 and 1994, respectively.

4.  Real Estate
The Company owns a portfolio of real estate, either directly or through joint venture interests, that includes commercial office properties, a mixed-use warehouse/service property, residential properties, undeveloped land, and certain buildings and hangars located at an air industrial park. The properties are located throughout the United States, but primarily in the Southeast and Great Lakes regions. Accumulated depreciation at December 31, 1995 and 1994 was $30,732 and $34,639, respectively.
Given the current real estate market, the Company intends to presently hold its interests in commercial office, mixed-use and residential condominium properties, and undeveloped land parcels. The Company has determined that such real estate properties will be available for sale as conditions in the real estate market continue to improve to the point that such properties can be sold for prices which the Company believes reflect the reasonable value of the properties. Management believes the timing of future sales of the commercial office, mixed-use and residential condominium properties may be accelerated as more stable market conditions begin to prevail. Accordingly, the Company's interests in certain developed properties are carried at their estimated fair value. However, management anticipates a prolonged period before land values recover. Due to the relatively low holding costs of the Company's undeveloped land parcels, the Company intends to and has the ability to hold the properties for a prolonged period of time in order to achieve reasonable prices upon disposition. The carrying amounts of the Company's interests in these developed properties were $33,641 and $45,934, and in the undeveloped land parcels were $29,824 and $30,458 at December 31, 1995 and 1994, respectively. These real estate interests are carried at the lower of cost or estimated net realizable value. The net realizable values reflect the Company's estimates of the net sales proceeds less anticipated capital expenditures through the estimated date of sale and disposal costs, which have not been discounted to net present value.

The Company estimates the net realizable values by evaluating and making assumptions about future events with respect to the property, market conditions and anticipated investor rates of return. The net realizable values reflect each disposition based on the Company's current intended holding period, and do not represent liquidation values. Judgments regarding future events are not subject to precise quantification or verification and may change from time to time as economic and market factors, and the Company's evaluation of them, change and the effects of such changes may be significant. Changes in assumptions and the Company's evaluation of the market could cause these estimates to change within the next year.

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

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Dispose Of". This statement requires that long-lived assets to be held and used by an entity be recognized as impaired whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and when impaired to record an impairment loss to state the asset at its fair value. In addition, the statement requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The statement is required to be adopted no later than January 1, 1996, although earlier implementation is permitted. SFAS No. 121 is required to be applied prospectively for assets to be held and used, and as a cumulative effect of a change in accounting principle upon initial application for assets to be disposed of.

The Company will adopt the standard effective January 1, 1996 relating to its real estate interests, which are to be held and used by the Company. Management believes that the impact upon adoption will not be material to the financial statements.
5.  Property and Equipment
Property  and  equipment as of December 31,  1995  and  1994 consisted of:

                                             1995       1994
Buildings and improvements                $ 13,725    $ 14,063
Office machines and furniture               22,733      17,000
Equipment                                   21,094      16,470
Total                                       57,552      47,533
Less:  accumulated depreciation
       and amortization                    (35,391)    (30,043)
Net                                       $ 22,161    $ 17,490

6.  Notes Payable and Convertible Debenture
Notes payable and convertible debenture as of December 31, 1995 and 1994 consisted of the following:

                                             1995       1994
Senior Notes                              $ 39,500    $ 39,500
Land and building mortgages                 20,057      24,845
Revenue bonds                               13,400      18,400
Employee Stock Ownership Plan                9,300      11,100
Convertible debenture                        6,000       6,000
Other                                        6,533       7,034
Total                                     $ 94,790    $106,879

Senior Notes: In December 1994, the Company sold $39,500 of Senior Notes in a private placement to institutional investors, including the Company's pension plan (Note 10). Proceeds of the Notes were used to pay down short-term borrowings under the revolving credit facility. The Notes bear interest at a fixed rate of 11.74% and mature in even principal amounts on the third through seventh anniversary dates of the Notes. The Note Purchase Agreement contains various covenants, the most restrictive of which is a fixed-charge coverage requirement.

Land and Building Mortgages: Variable rate mortgages bear interest at rates of LIBOR plus 2.25% or prime plus 0.5% and mature in varying installments through 1998. The weighted average interest rate for 1995 and 1994 was approximately 9.0% and 7.47%, respectively. In connection with a variable rate building mortgage, in 1994, the Company entered into an interest rate swap agreement with a bank for a notional amount equal to the underlying mortgage ($9,322 at December 31, 1995). The swap agreement provides for a fixed interest rate of 6.96% through February 5, 1998. Fixed rate mortgages of $5,106 bear interest at 7% or 9.375% and are due in varying installments through 2001.

Revenue Bonds: Adjustable rate revenue refunding bonds collateralized by properties at the air industrial park mature in varying installments through 2010. The bonds bear interest at a weekly variable rate. The weighted average interest rate for 1995 and 1994 was approximately 3.96% and 2.89%, respectively. The bonds are supported by a letter of credit for which the Company pays 1.25% per annum. The Company entered into an interest rate swap agreement with a bank for a $15,000 notional amount providing for a fixed interest rate of 4.13% through December 15, 1995.
Employee Stock Ownership Plan (ESOP): This loan was used to fund the Company's loan to the ESOP and is payable in varying installments through 1999. Interest is payable quarterly at a variable rate equal to 83% of the prime rate or a percentage of LIBOR, at the Company's option. The loan is collateralized by first mortgages on certain real estate properties and letters of credit. The loan allows for collateral substitution and upon disposition of such properties may require additional collateral to maintain loan-to-value relationships. The weighted average interest rate for 1995 and 1994 was approximately 6.08% and 4.56%, respectively. The loan agreement contains various covenants, including the maintenance of a minimum amount of stockholders' equity and debt coverage ratio. At December 31, 1995, the minimum stockholders' equity required was $58,000 and increases by $4,000 annually to $74,000 in 1999.

Revolving Credit Facility: The Company has an unsecured $40,000 revolving credit facility maturing in December 1996, the proceeds of which are used for general corporate purposes. No borrowings were outstanding at December 31, 1995 and 1994. The current facility permits the Company to choose between various interest rate options. The weighted average interest rate for 1995 and 1994 was approximately 8.44% and 6.84%, respectively. The Company pays a commitment fee at an annual rate of 0.5% on the unused portion of the facility. The facility contains various covenants, the most restrictive of which is a fixed-charge coverage requirement.

Convertible  Debenture:   The  Company  has  a  $6,000  8.5%
convertible debenture which matures in 1997. The Company may not prepay the principal balance prior to its maturity. At the option of the holder, the debenture is convertible into 6,000 shares of Series D 8.5% convertible preferred stock of the Company. The holder must convert the full debenture principal balance at the time of conversion. The Series D stock is ultimately convertible into 600,000 shares of the Company's common stock and carries terms similar to the Series C stock of the Company, except as to the election of directors (Note 12).

Other: The Company maintains overnight credit facilities with various banks at varying rates. The Company had available $10,000, none of which was drawn down at December 31, 1995 and $2,400 was outstanding at December 31, 1994. The facilities are subject to periodic renewal from the banks and certain facilities carry annual commitment fees ranging from 0.375% to 0.5%. During 1995 and 1994, the weighted average interest rates were 8.87% and 7.59%, respectively.

The Company leases certain computer equipment and vehicles under agreements which are classified as capital leases and bear a weighted average implicit interest rate of 7.06%. The leases have original terms ranging from three to five years and payments under the leases are due in varying installments through 2000. At December 31, 1995, $5,051 of obligations under capital lease arrangements were outstanding.

This amount included a bank loan for the purpose of financing improvements to the Company's corporate offices which was paid down in 1995 and had an outstanding balance of $3,000 at December 31, 1994. The principal was payable in semi-annual installments through July 1995. The loan bore interest at LIBOR plus 0.25%. The weighted average interest rate for 1995 and 1994, including associated letter of credit fees, was approximately 9.51% and 7.74%, respectively.

Aggregate maturities of notes due are as follows:

  1996   1997   1998     1999    2000   Thereafter
$6,177 $24,374 $20,970 $12,229 $9,222      $21,818

Interest cost approximates amounts paid for the years  ended
December 31, 1995, 1994 and 1993.

At December 31, 1995, the carrying value of the real estate that was pledged as collateral for notes payable was $59,747.

7.  Income Taxes

The components of the income tax provision (benefit) are as follows:

                                1995          1994          1993
Current:
Federal                       $  131       $ (2,924)     $     -
Foreign                          300             59          145
State & Local                    594            536          107
                               1,025         (2,329)         252

Deferred:
Federal                          962          1,659       (4,027)
Foreign                            -         (2,482)           -
State & Local                      -             (8)         211
                                 962           (831)      (3,816)
Total                         $1,987       $ (3,160)     $(3,564)

The  current  Federal provision for the year ended  December
31, 1995 reflects the benefit of the utilization of net operating loss carryforwards of approximately $1,800.

Deferred income taxes result from temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities. The source of these differences and tax effect of each at December 31, 1995 and 1994 are as follows:

                                  Deferred Income Tax
                                   Liability (Asset)
                                   1995           1994
Construction earnings          $    583       $    656
Employee benefit plans           23,654         24,629
Depreciation                      4,050          5,857
Real estate properties           (1,787)        (2,736)
Net operating loss benefits      (9,778)       (11,933)
Restructuring charges                 -           (239)
Alternative minimum tax credit
  carryforward                   (2,451)        (2,451)
Jobs credit carryforward            (75)           (75)
Deferred compensation plan         (511)          (611)
Contributions carryover          (1,278)        (1,056)
Other                              (150)           (80)
                               $ 12,257        $11,961

The Company has recorded $16,030 of deferred tax assets having resulted principally from net operating loss and tax credit carryforwards. Management believes that no valuation allowance is required for these assets due to the future reversals of existing taxable temporary differences primarily related to the Company's employee benefit plans.

A comparison of the Federal statutory rate with the Company's effective tax rate is as follows:

                                                  1995    1994    1993
Statutory Federal income tax rate (benefit)      34.0%   34.0%  (34.0)%
State and local taxes, net of Federal benefit    12.0%   86.6%    2.2%
Effective foreign tax rate                        6.1% (489.3)%  (3.0)%
Reserve reversals                                   -  (355.2)%     -
Other                                             8.9%   79.0%   (1.7)%
Effective tax rate (benefit)                     61.0% (644.9)% (36.5)%

Income taxes paid (refunded) were $(507), $(455) and $73 for 1995, 1994, and 1993, respectively.

For Federal income tax purposes, the Company has available at December 31, 1995 a net operating loss carryforward of $20,965 which is available to offset future taxable income and expires from 2006 through 2009, and an alternative minimum tax credit carryforward of $2,451 which can be carried forward indefinitely.

The   unrecognized   deferred  tax  liability   related   to
cumulative undistributed earnings of foreign subsidiaries which were permanently reinvested was $323 at December 31, 1995.

8.  Incentive Compensation Plans
The Company sponsors the Executive Incentive Compensation Plan (EICP) which authorizes payments of awards to executive officers and other designated employees of the Company in the form of cash and common stock of the Company. The award may be deferred in part at the election of the recipient. The committee that administers the plan determines the particular recipients who are to receive awards and the amounts of their respective awards. The amounts charged to expense in 1995, 1994 and 1993 aggregated $33, $849 and $39, respectively. No awards were made under the EICP in 1995.

The staff Incentive Compensation Plan (ICP), which authorized payment of awards in the form of cash and common stock of the Company to certain salaried employees who were not participants in the Company's EICP, was liquidated during the first quarter of 1995 with the issuance of 21,272 shares of the Company's common stock to the current participants of the program. Each share was valued at $7.919, which was the average market price of the Company's common stock over the last 20 business days of December 1994. The total gross value of the liquidation was $282. The amounts charged to expense in 1994 and 1993 aggregated $134 and $116, respectively.

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

Option plan transactions during 1995 and 1994 are summarized in the following table:

                                                              Price Range
                                             1995     1994     Per Share
Outstanding January 1                      744,428   759,788  $7.75 - 27.50

Granted                                     69,300    99,000   7.875 -10.00
Exercised                                   (9,000)       -    7.75 -  8.50
Canceled                                   (53,130) (114,360)  7.75 - 27.50

Outstanding December 31                    751,598   744,428   7.75 - 25.50

Exercisable at December 31                 745,453   617,449   7.75 - 25.50

Options available for grant at January 1   247,390   277,530

Options available for grant at December 31 206,020   247,390

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

Effective January 1, 1994, the Company amended the defined benefit pension plan to add a cash balance plan feature, to provide benefits to plan participants that were previously provided under the defined contribution retirement plan. Past benefits earned by plan participants prior to curtailment are not changed and benefits earned by participants for future service are provided under a different benefit formula. New participants earn benefits only under the revised formula. The new benefit formula provides for credits into notional individual account balances based upon salary and years of service. Management anticipates that the cash balance plan will significantly reduce the net periodic pension credit recognized in future years, and result in a reduction of the prepaid pension asset.

The projected unit credit actuarial method is used to determine the recognition of net periodic pension expense and to determine funding requirements. The Company will continue to fund the plan as required.

The Company amortizes unrecognized prior service costs related to the curtailed benefits on a straight-line basis over a period not exceeding the average life expectancy of retirees.

The Company amortizes the full amount of the unrecognized pension actuarial gains and losses for the year on a straight-line basis over the average remaining service period of employees.

Plan assets consist primarily of pooled equity, debt and short-term investment funds, a pooled real estate equity fund, 675,000 shares of the Company's common stock and $9,500 of the Company's Senior Notes (Note 6).

The table below, which reflects the updated actuarial measurement at June 30, 1995, sets forth the funded status of the defined benefit pension plan and the amounts recognized in the Company's financial statements at December 31, 1995 and 1994 and for the years then ended:

                                              1995        1994
Actuarial present value of benefit
 obligations:
   Vested benefits                          $ 115,219  $ 100,201
   Accumulated benefit obligation             119,256    104,602
   Projected benefit obligation               119,256    104,602
Plan assets at fair value                     187,382    154,918

Plan assets in excess of project
 benefit obligation                            68,126     50,316
Unrecognized prior service cost                 8,054      8,832
Unrecognized net loss (gain)                   (9,213)     9,514
Remaining unrecognized net asset
 being recognized over 15 years                (3,523)    (4,403)
Prepaid pension cost                        $  63,444   $ 64,259

Components of net periodic pension
 credit:
   Service cost                             $   6,444   $  7,910
   Interest cost on projected benefit
     obligation                                 8,532      7,651
   Actual return on plan assets               (42,154)     1,370
   Net amortization and deferral               26,493    (17,983)

Net periodic pension credit                 $    (685)  $ (1,052)

The  assumptions  used in measuring the actuarial  value  of
projected  benefit  obligations  and  determining  the   net
periodic pension credit were:

                                             1995     1994
Weighted average discount rate              7.50%    8.25%
Rate of compensation increase -
 cash balance feature                       4.25%    6.80%
Weighted average expected long-term
 rate of return on plan assets              9.80%    9.96%

Defined Contribution Pension Plans: From April 1, 1991 to December 31, 1993, the Company sponsored a defined contribution retirement plan covering salaried employees who met minimum age and length of service requirements. Contributions were based on salaries and length of service. The Company also sponsors a Section 401(k) tax deferred savings plan which covers salaried employees who meet minimum age and length of service requirements. Matching contributions are based on employee contributions and are limited to one-half of the first 3% of the employee's compensation. Effective January 1, 1994, the defined contribution retirement plan was merged into the Section 401(k) tax deferred savings plan. No additional contributions will be made to the defined contribution retirement plan. Benefits earned under the Section 401(k) tax deferred savings plan remain unchanged. The aggregate amount charged to expense for these plans was $1,578, $1,653 and $6,933 in 1995, 1994 and 1993, respectively.

Postretirement  Benefit Plan:  Employees retiring  from  the
Company and eligible for an immediate benefit from the retirement plans (generally age 55 with 15 years of service) are eligible to continue their current medical insurance coverage into retirement. The medical benefits continue to be subject to the deductibles, copayment provisions and other limitations. Retirees pay for a portion of the total cost of their medical insurance and starting with 1993 retirements, the portion of the total cost will be dependent on the individual's total Company service at retirement. The medical plans of the Company are funded on a pay-as-you-go basis.
The following table sets forth the funded status of the plan and the amounts recognized in the Company's financial statements at December 31, 1995 and 1994 and for the years then ended:

                                                           1995       1994
Actuarial present value of accumulated postretirement benefit obligation:

   Retirees                                            $ 15,328     $14,023
   Fully eligible active plan participants                1,882       1,569
   Other active plan participants                         4,954       3,590
   Accumulated unfunded postretirement benefit
      obligation                                         22,164      19,182
   Remaining unrecognized transition obligation
      being recognized over 20 years                    (16,838)    (17,829)
   Unrecognized net gain (loss)                             (17)      2,183
   Accrued postretirement benefit obligation          $   5,309    $  3,536

Net periodic postretirement benefit cost includes the following components:

   Service cost                                     $      293     $   336
   Interest cost                                         1,610       1,652
     Amortization of unrecognized transition obligation    991         991
   Amortization of unrecognized gain                       (21)          -
Net periodic postretirement benefit cost              $  2,873     $ 2,979

Impact of one percent increase in healthcare trend rate:
   Aggregate impact on annual service cost and
      interest cost                                   $    147     $   106
   Increase in accumulated postretirement
      benefit obligation                              $  1,371     $ 1,186
The accumulated postretirement benefit obligation was computed using an assumed weighted average discount rate of 7.5% in 1995 and 8.5% in 1994. The healthcare cost trend rate was assumed to be 11% in 1995 decreasing by 1% a year to 6% in 2000 and 5.5% in 2001 and beyond.

Employee benefit plan obligations are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in those assumptions as well as changes in actual experience could cause these estimates to change within the next year.

11.  Employee Stock Ownership Plan
The  Company  has a leveraged Employee Stock Ownership  Plan
(ESOP)  for  salaried  employees who meet  minimum  age  and length of service requirements. To fund the ESOP, the Company originally borrowed $18,092. Proceeds of this borrowing were loaned to the ESOP, which purchased 850,000 shares of Series B convertible preferred stock.

Eligible employees are allocated the Series B stock over the term of the ten-year ESOP loan as the loan is repaid. The allocated shares vest after five years of service. At December 31, 1995, the number of allocated and unallocated shares were 425,551 and 423,009, respectively.

The Series B stock is callable, in whole or in part, at the option of the Company at a price per share expressed as a percentage of the issue price of $21.29. At the Company's option, the call may be satisfied by common shares, cash or a combination thereof. The call price was 112% in 1995 and decreases to 100% by 1999. The trustee may, at any time, convert each share of Series B stock into one share of common stock.

Prior to the retirement of the ESOP debt, employees can only redeem their vested preferred shares upon death or age 70 1/2. Once the debt is retired, shares can be redeemed at retirement, termination or death. The redemption value is established at the end of each year by an independent appraiser. The latest appraised value, dated March 7, 1996, was $18.50 per preferred share. At the Company's option, redemption by an employee may be satisfied by common shares, cash or a combination thereof.

The preferred stockholders are entitled to the same voting rights as the holders of common shares.

The loan to the ESOP is on the same terms as the Company's bank loan. The ESOP will repay the loan (plus interest) with proceeds from the quarterly dividends paid on the allocated and unallocated Series B stock and contributions from the Company. All contributions to the ESOP in excess of dividends are treated as compensation expense.

Compensation expense and interest income for the years ended
December 31, 1995, 1994 and 1993 were:

                           1995    1994    1993
Compensation expense       $589    $412    $340
Interest income            $622    $546    $509

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

While the Series C stockholders own securities constituting (on an as-converted basis) more than 10% of the Company's outstanding common stock, on a fully diluted basis, the Series C stockholders have the right to elect, as a class, between one and three directors, depending on the percentage of the outstanding stock owned. Holders of Series D and Series E stock, and Series C stock (except when they are entitled to elect at least one director as a class), vote on an as-converted basis as though they held common stock. Holders of Series C or Series D stock also have the right to elect a director if the Company is six quarters or more in arrears in paying dividends.

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

If the price of the Company's common stock is below $7 for at least 20 consecutive trading days (or if the agreement is not extended), Steiner may require the Company either to find a buyer (which may be the Company) for all of Steiner's holdings (or all its holdings except the debenture or Series D stock), or to sell Steiner additional common stock equal to Steiner's existing holdings on an as-converted basis, at a price selected by Steiner which is not higher than 115% of the market price of the Company's common stock. The Company will not decide until it knows the terms on which it is to find a buyer for Steiner's holdings or to sell Steiner additional common stock, which of the two options it would elect.

13.  Commitments and Contingencies
The Company (as lessee) leases office space under operating leases having remaining non-cancelable lease terms in excess of one year. Rental expense for the years ended December 31, 1995, 1994 and 1993 amounted to $9,438, $9,254 and $9,779,
respectively.   Future  minimum  rental  payments   are   as
follows:

           1996    1997    1998    1999    2000    Thereafter
         $7,936  $6,988  $6,260  $5,595  $5,108     $13,368

The Company (as lessor) has operating leases with tenants that provide for fixed minimum rent and reimbursement of a portion of operating costs. Additional rents for reimbursements included in rental income amounted to $285, $373, and $390 for 1995, 1994 and 1993, respectively.

Tenant leases on commercial office and mixed-use properties have terms of up to ten years, and leases on residential properties generally have terms of one year or less. Minimum future rental revenue from non-cancelable leases in effect at December 31, 1995 are as follows:

           1996     1997    1998    1999    2000    Thereafter
         $7,036   $5,401  $4,404  $3,546  $2,649     $15,676

The Company has jointly and severally guaranteed completion of an $105,400 construction contract which was entered into by Turner Steiner International SA, in which the Company has a 50% interest. The Company has also guaranteed $2,750 of a $5,000 letter of credit facility and $275 of a $500 line of credit facility of Turner Steiner International SA.

In connection with the sale of certain assets and liabilities of a construction subsidiary, the Company agreed to guaranty or otherwise indemnify their surety up to $15,000 in obtaining bonds in excess of $45,000 through December 31, 1997.

The Company has also guaranteed up to $500 of a credit facility of a supplier of materials to certain of its contracts.

The Company owns certain buildings, hangars and equipment and is the ground lessee on the underlying land located at an air industrial park. The Company has leased the buildings, hangars, equipment and land to a tenant for a term of 15 years expiring in 2010. Rental income under this lease represented 23%, 37% and 33% of total rental income for 1995, 1994 and 1993, respectively.

The Company is a defendant in various litigation incident to its business. In some instances the amounts sought are very substantial, including some which are proceeding to trial involving substantial claims and counterclaims. Although the outcome of litigation cannot be predicted with certainty, in the opinion of management based on the facts known at this time, the resolution of such litigation is not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the litigation process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

14.  Other Income, net
The major components of Other Income, net are as follows:

                                            1995       1994      1993
Interest and dividend income             $ 1,260    $   974   $ 1,157
Investment income (loss)                       -        (79)      861
Cumulative foreign translation reversal        -     (1,193)        -
Other                                        210        296        88
                                         $ 1,470    $    (2)  $ 2,106

15.  Business Segments
The Consolidated Statements of Operations provide segment information regarding revenues and operating expenses. Certain other financial data of the Company's business segments (construction and real estate) are presented below:

                                      1995      1994        1993

Identifiable assets at
  year end:

Construction                      $ 561,821  $ 503,302  $ 449,720
Real estate                          95,221    116,007    128,597
General corporate                   135,889     96,020     92,764
                                  $ 792,931  $ 715,329  $ 671,081

Depreciation and
  amortization
  expense:

Construction                      $   6,134  $   2,522  $   3,034
Real estate                           3,940      5,596      5,460
General corporate                     1,452      1,248      1,330
                                  $  11,526  $   9,366  $   9,824

Interest expense:

Construction                      $     580  $      82  $      65
Real estate                           3,011      3,586      4,252
General corporate                     5,676      4,255      3,110
                                  $   9,267  $   7,923  $   7,427

16.  Disclosures about Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these amounts.
Marketable Securities: The fair value of marketable securities is based on quoted market prices for such investments. Marketable securities are reported at fair value.

Construction Receivables and Construction Payables: The carrying amount of construction receivables and construction payables approximate fair value as these amounts generally are due or payable within the Company's operating cycle.

Notes Payable: The fair value of notes payable secured by real estate properties is estimated based on discounting the future cash flows at the Company's year-end, risk-adjusted incremental borrowing rate for a similar debt instrument, given the underlying value of the loan collateral.

The fair value of unsecured notes payable is estimated based
on   the   Company's  year-end,  risk-adjusted   incremental
borrowing rate for similar liabilities.

At December 31, 1995 and 1994, the fair value of notes payable was $90,383 and $99,064, respectively.
Convertible Debenture: The fair value of the convertible debenture is estimated based on the greater of the Company's year-end, risk-adjusted incremental borrowing rate for a similar debt instrument, or the value of the debt assuming conversion at the year-end stock price, which would reflect the probability of conversion by the debt holder. At December 31, 1995 and 1994, the fair value was $6,193 and $5,700, respectively.

ESOP Loan Receivable: The fair value of the loan receivable from the ESOP is estimated based on the fair value of the Company's borrowing to fund the ESOP. At December 31, 1995 and 1994, the fair value was $8,914 and $10,714, respectively.

Interest Rate Swap Agreements: The Company uses unleveraged interest rate swaps to provide fixed interest rates for selected periods of time on certain outstanding loans (Note
6). Cash settlements on the swaps occur monthly and are recorded as an adjustment to interest expense. The fair value of the interest rate swap agreements is estimated based on the discounted value of the difference between the fixed payments on the swap and the payments that would be required at current market fixed rates for a similar financial instrument. The fair value of the interest rate swap asset was $65 and $869 at December 31, 1995 and 1994, respectively.
17.  Quarterly Financial Information (Unaudited)

1995 Quarter Ended               March 31    June 30  September 30 December 31
Value of construction
  completed                     $  708,828  $  819,842  $ 889,978  $  862,847
Revenue from construction
  contracts                        609,495     685,151    740,664     691,691
Earnings from construction
  contracts                         16,398      18,174     19,019      14,948
Income (loss) before income
  taxes                              1,726       2,196      2,459      (3,120)
Net income (loss)                    1,006       1,151      1,161      (2,044)
Primary earnings (loss) per
  common share               (a)      0.11        0.13       0.13       (0.47)
Fully diluted earnings per
  common share               (a) $    0.09  $     0.11   $   0.11  $       (b)

1994 Quarter Ended               March 31     June 30  September 30 December 31
Value of construction
  completed                      $ 597,354  $  682,674   $ 666,917 $  723,488
Revenue from construction
  contracts                        448,106     539,565     570,978    616,187
Earnings from construction
  contracts                         15,774      13,658      11,884     15,159
Income (loss) before income
  taxes                              1,122       1,651      (1,837)     (446)(c)
Net income                           1,059         997         896(d)    698(d)
Primary earnings per
  common share              (a)       0.12        0.10        0.08       0.05
Fully diluted earning per
  common share              (a)  $    0.10  $     0.09    $   0.07   $   0.04

(a) The quarterly per share amounts are computed independently of annual amounts.
(b) Antidilutive
(c) Includes restructuring credits of $1,145.
(d) Includes income tax benefits resulting from operations and excess tax reserves.


Responsibilities for Financial Reporting:
The  management  of  The  Turner  Corporation  and
Subsidiaries has the responsibility for  preparing
the accompanying consolidated financial statements
and  for  their  integrity and  objectivity.   The
financial  statements were prepared in  accordance
with   generally  accepted  accounting  principles
applied   on  a  consistent  basis  and  are   not
misstated  due  to material error or  fraud.   The
financial  statements  include  amounts  that  are
based   on   management's   best   estimates   and
judgments.   Management also  prepared  the  other
information   in   the  annual   report   and   is
responsible for its accuracy and consistency with the financial statements.

The  fair  presentation of the Company's financial
position, results of operations and cash flows are
reported on by the independent public accountants,
Arthur  Andersen  LLP (see Report  of  Independent
Public Accountants) for each of the three years in
the  period  ended December 31, 1995.   Management
has  made available to Arthur Andersen LLP all  of
the  Company's financial records and related data,
as  well  as  the  minutes  of  stockholders'  and
directors'   meetings.   Furthermore,   management
believes  that all representations made to  Arthur
Andersen LLP during its audit were valid and appropriate.

To fulfill the responsibility for the reporting of
financial results, management maintains  a  system
of  accounting  and internal controls.  Management
has  operational  and financial personnel  perform
procedures to provide assurance of compliance with
controls  and policies.  In addition,  based  upon
management's   assessment  of  risk,  operational,
financial  and  special reviews are  performed  by
contracted  auditors to monitor the  effectiveness
of  selected controls.  Management seeks to assure
the  quality  of  financial reporting  by  careful
selection   and   training  of   supervisory   and
management  personnel, by organization  structures
that   provide   an   appropriate   division    of
responsibility, and by communication of accounting
and  business  policies and procedures  throughout
the  Company.   Management believes  the  internal
accounting  controls  in  use  provide  reasonable
assurance   that   the   Company's   assets    are
safeguarded,  that transactions  are  executed  in
accordance  with management's authorizations,  and
that  the financial records are reliable  for  the
purpose  of  preparing financial  statements.   In
addition, the Company has distributed a statement of its policies for conducting business affairs in a lawful and ethical manner and receives reports of compliance annually.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

        The   information  with  respect  to   the
directors  and nominees for directors  which  will
appear   in  the  registrant's  definitive   proxy
statement to be filed with the Securities and Exchange Commission prior to April 30, 1996, is incorporated herein by reference.

Executive Officers of the Registrant.

                                                   Served as an Officer
                                                   in the Capacity
Name               Age   Office                    Indicated Since

Alfred T. McNeill   59   Chairman of the Board,    Chairman since 3/1/89.
                         Chief Executive Officer
                         and Director
Harold J. Parmelee  58   President and Director    President since 5/11/90.
David J. Smith      55   Senior Vice President and 1/1/94.
                         Chief Financial Officer
Ralph W. Johnson    59   Senior Vice President     6/11/93.
Donald R. Kerstette 65   Senior Vice President     6/11/93.
Richard H. Esau, Jr.61   Vice President            6/11/93.
Francis C. O'Conno  53   Vice President            11/1/92.
Sara J. Gozo        32   Vice President, Secretary
                         and Associate General
                          Counsel                  10/24/94
Donald G. Sleeman   41   Vice President and
                          Treasurer                Treasurer since 1/15/92.
Anthony C. Breu     48   Vice President and
                          Controller               Controller since 6/1/88.

       Each executive officer holds office at the pleasure of the Board of Directors.

       Each of the executive officers listed above
is an employee of The Turner Corporation or Turner
Construction Company and has been an  employee  of
these companies or other construction subsidiaries
in   an   executive,  managerial  or   engineering
capacity  for the past five years except  for  Mr.
Smith  and Ms. Gozo.  From 1983 to 1993, Mr. Smith
served  as  Vice President and Treasurer  of  Mack
Trucks, Inc., a subsidiary of Renault.  From  1976
to 1983 Mr. Smith held various executive financial
positions  within the Renault organization.   From
1989 to 1993, Ms. Gozo practiced construction law at Shea & Gould, and until October 1994, at
Thelen, Marrin, Johnson & Bridges.

Item 11.  Executive Compensation.

       The information which will appear under the caption "Remuneration of Executive Officers" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1996, is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial
Owners and Management.

      The information under the caption "Election of Directors" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1996 with respect to the ownership by certain beneficial owners and management of the registrant's stock is incorporated herein by reference.

Item   13.   Certain  Relationships  and   Related
Transactions.

       The information under the caption "Election
of Directors" in the registrant's definitive proxy
statement  to  be  filed with the  Securities  and
Exchange  Commission prior to April 30, 1996  with
respect   to  certain  relationships  and  related
transactions is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
and Reports on Form 8-K.

 a)Documents filed as part of this report (including documents incorporated herein by reference):

   1.     Financial Statements:
                                                           Page No.
   - Report of Independent Public Accountants                  16
   - Consolidated Balance Sheets - as of December 31,
      1995 and 1994                                            17
   - Consolidated Statements of Operations - for the
      years ended December 31, 1995, 1994 and 1993             18
   - Consolidated Statements of Stockholders' Equity -
       for the years ended December 31, 1995, 1994 and
       1993                                                    19
   - Consolidated Statements of Cash Flows - for the years
       ended December 31, 1995, 1994 and 1993                  20
   - Notes to Consolidated Financial Statements             21-38
   - Responsibilities for Financial Reporting                  39

   2.Consent of Independent Public Accountants                 47

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

10(c)(ii)   The Company's 1981       Incorporated herein by reference to
            Stock Option Plan,       Exhibit 10(c)(v) to the Company's
            as amended               1988 Annual Report on Form 10-K.

10(c)(iii)  The Company's 1986       Incorporated herein by reference to
            Stock Option Plan,       Exhibit 10(c)(vii) to the as amended
            as amended.              Company's 1988 Annual Report on Form 10-K.

10(c)(iv)   The Company's 1992       Incorporated herein by reference to the
            Stock Option Plan.       Registration Statement on Form S-8.

10(c)(v)    The Company's Incentive  Incorporated herein by reference to
            Compensation Plan.       Exhibit 10(c)(v) to the Company's 1983
                                     Annual Report on Form 10-K.

Exhibit No.                          Description

10(c)(vi)   The Company's Retirement Incorporated herein by reference to
            Benefit Equalization     Exhibit 10(c)(vi) to the Company's
            Plan, amended and        1992 Annual Report on Form 10-K.
            restated as of 1/22/92.

10(c)(vii)  The Company's Defined    Incorporated herein by reference to
            Contribution Retirement  Exhibit 10(c)(vii) to the Company's
            Equalization Plan.       1992 Annual Report on Form 10-K.

10(c)(viii) The Company's            Incorporated herein by reference to
            Supplemental Executive   Exhibit 10(c)(viii) to the Company's
            Defined Benefit          1992 Annual Report on Form 10-K.
            Retirement Plan.

10(c)(ix)   The Company's            Incorporated herein by reference to
            Supplemental Executive   Exhibit 10(c)(ix) to the Company's
            Defined Contribution     1992 Annual Report on Form 10-K.
            Retirement Plan.

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

10(c)(xiii) Employees' Retirement    Incorporated herein by reference to
            Income Plan as of        Exhibit 10(c)(viii) to the Company's
            4/1/94.                  1991 Annual Report on Form 10-K.


10(c)(xiv)  Director's Retirement    Incorporated herein by reference to
            Plan.                    Exhibit 10(c)(xiv) to the Company's
                                     1994 Annual Report on Form 10-K.

10(d)       Asset Purchase Agreement Incorporated herein by reference to
            dated 6/3/92, between    Exhibit 10(d) to the Company's 1992
            Turner Steiner           Annual Report on Form 10-K.
            International SA and
            Turner International
            Industries, Inc., and
            Turner International
            Industries (U.K.) Ltd.

10(e)       Joint Venture and        Incorporated herein by reference to
            Shareholders Agreement   Exhibit 10(e) to the Company's 1992
            dated 6/3/92 between     Report on Form 10-K.
            The Turner Corporation
            and Karl Steiner Holding
            AG.

10(f)       Purchase Agreement dated Incorporated herein by reference to
            June 3, 1992 between     to Exhibit 1 to the Company's
            Karl Steiner Holding AG  Form 8-K dated July 20, 1992.
            and Turner Corporation.

Exhibit No.                          Description

10(g)(i) The Company's Revolving Incorporated herein by reference to Credit Facility dated as Exhibit 10(g)(i) to the Company's
            of 12/30/92.             1993 Annual Report on Form 10-K.

10(g)(ii)   Amendment No. 1 to       Incorporated herein by reference to
            Credit Agreement dated   Exhibit 10(g)(ii) to the Company's
            as of 12/31/93.          1993 Annual Report on Form 10-K.

10(h)       Form of Change of        Incorporated herein by reference to
            Control Agreement        Exhibit 10(h) to the Company's 1993
            between The Turner       Annual Report on Form 10-K.
            Corporation and Mssrs.
            McNeill, Parmelee,
            Smith and Vumbacco,
            respectively, Chairman,
            President, Chief
            Financial Officer and
            General Counsel dated
            July 1, 1993.

10(i)       Form of Change of        Incorporated herein by reference to
            Control Agreement with   Exhibit 10(i) to the Company's 1993
            56 other officers of     Annual Report on Form 10-K.
            parent or subsidiaries
            dated July 1, 1993.

10(j) Note Purchase Agreement Incorporated herein by reference to 11.74% Senior Notes Due Exhibit 10(j) to the Company's
            2001 dated as of         1994 Annual Report on Form 10-K.
            December 1, 1994.

11          Computation of earnings
            per share.

21          Subsidiaries of the
            Registrant.

27(a)       Financial Data Schedule-1995.

27(b)       Financial Data Schedule-1994
            Restated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE TURNER CORPORATION

                                   Registrant

Date:  March 8, 1996                         By:  A. T. McNeill
                                        A. T. McNeill
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        and Director

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                 Capacity           Date

H. Baumann - Steiner                    Director  March 8, 1996
(H. Baumann-Steiner)


W. G. Ehlers                            Director  March 8, 1996
(W. G. Ehlers)


A. G. Fieger                            Director  March 8, 1996
(A. G. Fieger)


E. T. Gravette, Jr.                     Director  March 8, 1996
(E. T. Gravette, Jr.)


L. Lomo                                 Director  March 8, 1996
(L. Lomo)


A. T. McNeill                           Chairman of the Board,   March 8, 1996
(A. T. McNeill)                         Chief Executive Officer
                     and Director
Name                 Capacity           Date


C. H. Moore, Jr                              Director  March 8, 1996
(C. H. Moore, Jr.)


H. J. Parmelee                          President and Director   March 8, 1996
(H. J. Parmelee)


D. J. Smith                             Senior Vice President    March 8, 1996
(D. J. Smith)                           and Chief Financial
                     Officer


P. K. Steiner                           Director  March 8, 1996
(P. K. Steiner)


G. A. Walker                            Director  March 8, 1996
(G. A. Walker)


J. O. Whitney                           Director  March 8, 1996
(J. O. Whitney)


F. W. Zuckerman                              Director  March 8, 1996
(F. W. Zuckerman)

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to
the  incorporation of our report dated  March  1,  1996
included   in  this  Form  10-K,  into  the   Company's
previously  filed Registration Statements on  Form  S-8
(File Nos. 2-64509 and 33-33867).



                                    ARTHUR ANDERSEN LLP



New York, New York
March 29, 1996


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

3(b)            By-Laws, as amended              Incorporated herein by
                to 6/11/93.                      reference to Exhibit 3(b) to
                                                 the Company's 1993 Annual
                                                 Report on Form 10-K.

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

Exhibit No.                      Description

10(c)(ii)     The Company's 1981               Incorporated herein by reference
              Stock Option Plan,               to Exhibit 10(c)(v) to the
              as amended.                      Company's 1988 Annual Report on
                                               Form 10-K.

10(c)(iii)    The Company's 1986               Incorporated herein by
              Stock Option Plan,               reference to Exhibit 10(c)(vii)
              as amended.                      to the Company's 1988 Annual
                                               Report on Form 10-K.

10(c)(iv)The Company's 1992      Incorporated herein by reference to
         Stock Option Plan.      Registration Statement on Form S-8.

10(c)(v) The Company's Incentive Incorporated herein by reference to
         Compensation Plan.      Exhibit 10(c)(v) to the Company's
                                 1983 Annual Report on Form 10-K.

10(c)(vi)The Company's           Incorporated herein by reference to
         Retirement Benefit      Exhibit 10(c)(vi) to the Company's
         Equalization Plan,      1992 Annual Report on Form 10-K.
         amended and restated
         as of 1/22/92.

10(c)(vii)The Company's Defined  Incorporated herein by reference to
         Contribution Retirement Exhibit 10(c)(vii) to the Company's
         Equalization Plan.      1992 Annual Report on Form 10-K.

10(c)(viii)The Company's         Incorporated herein by reference to
         Supplemental Executive  Exhibit 10(c)(viii) to the Company's
         Defined Benefit         1992 Annual Report on Form 10-K.
         Retirement Plan.

10(c)(ix)The Company's           Incorporated herein by reference to
         Supplemental Executive  Exhibit 10(c)(ix) to the Company's
         Defined Contribution    1992 Annual Report on Form 10-K.
         Retirement Plan.

10(c)(x) Tax Deferred Savings    Incorporated herein by reference to
         Income Plan amended     Exhibit 10(c)(ix) to the Company's
         and restated as of      1991 Annual Report on Form 10-K.
         1/1/89.

10(c)(xi)Option Exchange and     Incorporated herein by reference to
         Stock Purchase Plan.    Registration Statement on Form S-8,
                                 File No. 33-33867.

10(c)(xii)Employees' Retirement  Incorporated herein by reference to
         Plan - Restated as of   Exhibit 10(c)(vii) to the Company's
         1/1/87.                 1991 Annual Report on Form 10-K.

10(c)(xiii)Employees' Retirement Incorporated herein by reference to
         Income Plan as of       Exhibit 10(c)(viii) to the Company's 1991
         4/1/91.                 Annual Report on Form 10-K.

10(c)(xiv)Director's Retirement  Incorporated herein by reference to
         Plan. Exhibit 10(c)(xiv) to the Company's 1994 Annual Report on Form 10-K.

Exhibit No.                      Description

10(d)    Asset Purchase          Incorporated herein by reference to
         Agreement dated 6/3/92, Exhibit 10(d) to the Company's 1992 between Turner Steiner Annual Report on Form 10-K.
         International SA and
         Turner International
         Industries, Inc., and
         Turner International
         Industries (U.K.) Ltd.

10(e)    Joint Venture and       Incorporated herein by reference to
         Shareholders Agreement  Exhibit 10(e) to the Company's 1992
         dated 6/3/92 between    Annual Report on Form 10-K.
         The Turner Corporation
         and Karl Steiner Holding
         AG.

10(f)    Purchase Agreement      Incorporated herein by reference to
         dated June 3, 1992      Exhibit 1 to the Company's Form 8-K
         between Karl Steiner    dated July 20, 1992.
         Holding AG and The
         Turner Corporation.

10(g)(i) The Company's Revolving Incorporated herein by reference to
         Credit Facility dated   Exhibit 10(g)(i) to the Company's 1993
         as of 12/30/92.         Annual Report on Form 10-K.

10(g)(ii)Amendment No. 1 to      Incorporated herein by reference to
         Credit Agreement dated  Exhibit 10(g)(ii) to the Company's 1993
         as of 12/31/93.         Annual Report on Form 10-K.

10(h)    Form of Change of       Incorporated herein by reference to
         Control Agreement       Exhibit 10(h) to the Company's 1993
         between The Turner      Annual Report on Form 10-K.
         Corporation and Messrs.
         McNeill, Parmelee,
         Smith and Vumbacco,
         respectively, Chairman,
         President, Chief
         Financial Officer and
         General Counsel dated
         July 1, 1993.

10(i)    Form of Change of       Incorporated herein by reference to
         Control Agreement with  Exhibit 10(i) to the Company's 1993
         56 other officers of    Annual Report on Form 10-K.
         parent or subsidiaries
         dated July 1, 1993.

10(j)    Note Purchase Agreement Incorporated herein by reference to
         11.74% Senior Notes     Exhibit 10(j) to the Company's 1994
         Due 2001 dated as of    Annual Report on Form 10-K.
         December 1, 1994.

11    Computation of earnings per share.

21    Subsidiaries of the Registrant.

27(a) Financial Data Schedule-1995.

27(b) Financial Data Schedule-1994 Restated.