Form 10-Q
period 1995-06-30
TURNER CORP
filed 1996-08-14
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996    Commission File Number 1-8719


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


Indicate  by  check  mark whether the registrant  (1)  has
filed all reports required to be filed by Section 13 or 15
(d)  of  the  Securities Exchange Act of 1934  during  the
preceding  12  months, and (2) has been  subject  to  such
filing  requirements for the past 90 days.  Yes    X    No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1996:
5,242,412.


                             -2-

              Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or group of companies for which report is filed:

    THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

The  consolidated balance sheet as of June 30,  1996,  the
consolidated   statements  of  operations   and   retained
earnings and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited, but, in the opinion of the company's management reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for any three month period is not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.

                 -3-
     THE TURNER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                 (in thousands)

                                      (unaudited)
                                      June 30,   December 31,
                                        1996         1995
Assets:
Cash and cash equivalents              $56,847   $ 87,969
Marketable securities                    4,838      4,838
Construction receivables:
   Due on contracts including          473,567    404,098
       retainage
   Estimated unbilled construction     109,008     94,186
       costs and related earnings
Real estate                             89,772     90,939
Property and equipment, net             21,548     22,161
Prepaid pension cost                    64,094     63,444
Other assets                            28,821     25,296
Total assets                          $848,495   $792,931

Liabilities:
Construction accounts payable:
   Trade                              $350,797   $318,908
   Due on completion of contracts      146,927    134,954
   Accrued estimated work completed    103,558     89,476
Notes payable and convertible           93,377     94,790
debenture
Deferred income taxes                   11,837     12,257
Other liabilities                       81,299     81,250
Total liabilities                      787,795    731,635

Stockholders' Equity:
Series C, 8-1/2% cumulative
convertible
   preferred stock,  $1 par value             9         9
Series B, cumulative convertible,
   preferred stock, $1 par value            848       849
Common stock, $1 par value                5,288     5,270
Paid in capital                          38,436    38,305
Net unrealized loss on marketable          (155)      (58)
securities
Retained earnings                        24,749    26,102
                                         69,175    70,477
Less:  Loan to Employee stock            (8,016)   (8,673)
ownership plan
          Treasury stock, at cost          (459)     (508)
Total stockholders' equity               60,700    61,296

Total liabilities and stockholders'    $848,495  $792,931
    equity




See Notes to Consolidated Financial Statements


              -4-
  THE TURNER CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
  (in thousands, except share amounts)

                                         (unaudited)           (unaudited)
                                      Six Months Ended     Three Months Ended
                                          June 30               June 30,
                                      1996       1995       1996      1995

Value of construction completed   $1,536,353  $1,528,670  $802,978  $819,842
(Note 1)

Revenue from construction         $1,301,692  $1,294,646  $708,141  $685,151
contracts
Cost of construction contracts
                                   1,270,681   1,260,074   694,942   666,977
Earnings from construction
     contracts                        31,011      34,572    13,199    18,174
Construction operating expenses       24,645      20,909    12,383    11,185
General & administrative expenses      3,745       5,547     1,893     2,967
Income (loss) from construction        2,621       8,116    (1,077)    4,022
     operations
Income (loss) from real estate          (257)        (98)      (99)      129
     operations (Note 2)
Interest expense                      (3,967)     (4,612)   (1,992)   (2,266)
Other income                             805         516       396       311
Income (loss) before income             (798)      3,922    (2,772)    2,196
     taxes
Income tax provision (benefit)          (359)      1,765    (1,247)    1,045
Net income (loss)                       (439)      2,157    (1,525)    1,151
Dividends on preferred stock            (914)      (914)      (457)     (457)
Net income (loss) available for       (1,353)     1,243     (1,982)      694
     common shareholders
Retained earnings, beginning of       26,102     26,656     26,731    27,205
     period
Retained earnings, end of            $24,749    $27,899    $24,749   $27,899
     period

Net income (loss) per common
share:
    Primary                           ($0.25)     $0.24     ($0.37)    $0.13
    Fully diluted                         (a)     $0.20         (a)    $0.11
Weighted average common and
    common equivalent shares outstanding
    Primary                        5,311,250  5,270,936  5,333,668 5,277,510
    Fully diluted                        (a)  6,119,496        (a) 6,126,070



(a) Antidilutive
See Notes to Consolidated Financial Statements


                             -5-
           THE TURNER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands)

                                                        (unaudited)
                                                     Six Months Ended
                                                           June 30,
                                                       1996       1995

Cash flows from operating activities:
 Net income (loss)                                     (439)      2,157
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation and amortization                      6,098       3,929
   Net periodic pension (credit) charge                (650)        401
   Changes in operating assets and liabilities:
     Increase in construction receivables           (84,291)    (33,597)
     Increase in construction payables               57,944      10,016
     Decrease in restructuring reserve                    -        (711)
     Increase in other assets                        (5,172)     (1,793)
     Increase in other liabilities                       32      26,568
     Net cash (used in) provided by operating
       activities                                   (26,478)      6,970
Cash flows from investing activities:
 Purchases of marketable securities                    (140)       (131)
 Distributions from joint ventures                      845       3,407
 Proceeds from sale of real estate, net                  54       2,406
 Increase in real estate                             (1,600)     (1,249)
 Purchases of property & equipment                   (3,229)     (2,279)
 Proceeds from sale of property & equipment             150         154
 Repayments on notes receivable                       1,134       1,301
 Net cash (used in) provided by investing
     activities                                      (2,786)      3,609
Cash flows from financing activities:
 Common stock issued                                    148         488
 Cash dividends to preferred shareholders            (1,299)     (1,299)
 Repayments from loan to Employee Stock Ownership
      Plan                                              657         573
 Principal payments under capital lease obligations  (1,469)          -
 Proceeds from issuance of treasury stock                49           -
 Proceeds from borrowing                              5,407      22,325
 Payments on borrowing                               (5,351)    (30,021)
 Net cash used in financing activities               (1,858)     (7,934)
Net (decrease) increase in cash and cash equivalents (31,122)     2,645
Cash and cash equivalents at beginning of period      87,969     56,250
Cash and cash equivalents at end of period            56,847     58,895

Noncash investing activities:
 Net unrealized (loss) gain on marketable securities    (103)       134


See Notes to Consolidated Financial Statements


                             -6-
           THE TURNER CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands)


1.Value of construction completed represents construction costs incurred and earnings during the period as follows:

                                                 Six Months Ended June 30,
                                                    1996           1995

  Revenue from construction contracts            1,301,692      1,294,646
  Construction costs incurred by owners in
   connection with work under construction
   management and similar contracts                234,661        234,024
  Value of construction completed                1,536,353      1,528,670

                                                 Three Months Ended June 30,
                                                    1996           1995

  Revenue from construction contracts              708,141        685,151
  Construction costs incurred by owners in
   connection with work under construction
   management and similar contracts                 94,837        134,691
  Value of construction completed                  802,978        819,842


2.Income (loss) from real estate operations consist of revenues and related costs as follows:

                                                  Six Months Ended June 30,
                                                     1996          1995

   Real estate sales                                    54          2,496
   Costs of sales                                      (54)        (2,215)
   Rental & other income                             4,055          4,646
   Cost of operations                               (2,361)        (3,016)
   Depreciation and amortization expense            (1,951)        (2,009)
   Losses from real estate operations                 (257)           (98)

                                                  Three Months Ended June 30,
                                                     1996           1995

   Real estate sales                                     -          2,321
   Costs of sales                                        -         (2,040)
   Rental & other income                             2,068          2,177
   Cost of operations                               (1,170)        (1,380)
   Depreciation and amortization expense              (997)          (949)
   Income (loss) from real estate operations           (99)           129

3.Effective January 1,1996,the Company adopted
  Statement  of Financial Accounting Standards (SFAS)  No.
  121  "Accounting for the Impairment of Long-Lived Assets
  and  for  Long-Lived  Assets to Be Disposed  Of".   This
  Statement  requires that long-lived assets  to  be  held
  and   used  by  an  entity  be  recognized  as  impaired
  whenever  events  or  changes in circumstances  indicate
  that  the  carrying  amount  of  an  asset  may  not  be
  recoverable,  and when impaired to record an  impairment
  loss  to  state  the  asset  at  its  fair  value.    In
  addition, the Statement requires that long-lived  assets
  to  be  disposed of be reported at the lower of carrying
  amount  or fair value less cost to sell.  SFAS  No.  121
  is  required to be applied prospectively for  assets  to
  be  held  and  used,  and as a cumulative  effect  of  a
  change  in accounting principle upon initial application
  for  assets  to  be  disposed of.   The  impact  of  the
  adoption of SFAS No. 121 was not material to the Consolidated Financial Statements.


                             -7-

Item 2.  Management's Discussion & Analysis of Financial
Condition and Results of Operations

Results of operations for the six months ended June 30, 1996 produced a net loss of $439,000 compared to net income of $2.2 million from the corresponding period of 1995. The results of the quarter include the impact of a $5 million reserve relating to a construction project in Minneapolis.

Value  of construction completed for the six months  ended
June 30, 1996 increased 1% to $1.54 billion from the level
recorded   during  the  corresponding  period   in   1995.
Earnings from construction contracts decreased 10% from the prior year level to $31 million. The decrease in earnings is attributable to the reserve taken on the Minneapolis project and reflects management's downward revision of probable recoveries of claims which are subject to dispute by the customer.

Losses  from  real estate operations for  the  six  months
ended  June  30, 1996 increased $159,000 to $257,000  from
the  corresponding  period  in  1995.   This  increase  is
primarily the result of income from real estate sales in 1995 which did not recur in 1996.

Operating  and general and administrative expenses  during
the  six months ended June 30, 1996 increased 7% to  $28.4
million from the corresponding period of 1995, primarily due to the increase in construction activity.

Interest  expense  for  the  first  six  months  of   1996
decreased 14% to $3.97 million from the corresponding period in 1995 due to lower debt levels.

Other  income  for  the six months  ended  June  30,  1996
increased 56% to $805,000 from the corresponding period of
1995.   This is primarily due to increased interest income
attributable to higher investment balances maintained by the Company.

At  June  30,  1996,  the company's backlog  of  value  of
construction  to  be  completed  was  $4.22  billion   and
anticipated   earnings  associated   with   backlog   from
construction contracts was $98.6 million, compared to $3.99 billion and $92.1 million at December 31, 1995.
Estimated earnings from construction contracts cannot and should not be used as the basis of predictions with respect to future net income.

Because   of   the  constantly  changing   proportion   of
construction   management  contracts,   consulting   work,
construction  contract types (cost  plus  percentage  fee,
cost  plus fixed fee, guaranteed total and lump sum),  and
other factors, the relationship of value of work completed
and   earnings   from  construction   contracts   is   not
necessarily meaningful in the short run.

The  company's cash flow for the six months ended June 30,
1996 resulted in a net decrease of funds of $31.1 million.
Cash  flows used in operating activities amounted to $26.5
million   due   primarily  to  the  payment   of   accrued
liabilities  and  other  payables.   Cash  flows  used  in
investing  activities amounted to $2.8  million  which  is
principally  due to purchases of property  and  equipment.
Cash  flows used in financing activities amounted to  $1.9
million  primarily due to principal payments under capital
lease obligations.  The company's management believes that
the  company's  financial condition and  available  credit
facilities at June 30, 1996 are sufficient to support  the
present   and   prospective  levels   of   the   company's
operations.


                             -8-

                Part II  -  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

     (a) Exhibit 11 - Computation of Earnings Per Share for the six months ended June 30, 1996 and 1995.

      (b)During the six months ended June 30, 1996 no Form 8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   THE TURNER CORPORATION
                                   (Registrant)


Date:  August 13, 1996
                                       (Signature)

                                    H.J. Parmelee
                                    President



Date:  August 13, 1996
                                       (Signature)

                                    D.J. Smith
                                    Senior Vice President and
                                    Chief Financial Officer