Form 10-Q
period 1996-09-30
TURNER CORP
filed 1996-11-14
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996    Commission File
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1996:
5,245,312.


                             -2-



               Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or group of companies for which report is filed:

    THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

The  consolidated balance sheet as of September 30,  1996,
the  consolidated  statements of operations  and  retained
earnings and the consolidated statements of cash flows for
the  nine  months ended September 30, 1996  and  1995  are
unaudited, but, in the opinion of the company's management
reflect   all  adjustments,  consisting  only  of   normal
recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for any three month period is not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.

               -3-
    THE TURNER CORPORATION AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
          (in thousands)

                                   (unaudited)
                                   September 30,    December 31,
                                      1996             1995
Assets:
Cash and cash equivalents                $68,630         $87,969
Marketable securities                      4,938           4,838
Construction receivables:
   Due on contracts including            498,682         404,098
     retainage
   Estimated unbilled construction       124,999          94,186
     costs and related earnings
Real estate                               89,024          90,939
Property and equipment, net               21,092          22,161
Prepaid pension cost                      64,419          63,444
Other assets                              23,140          25,296
Total assets                            $894,924        $792,931

Liabilities:
Construction accounts payable:
   Trade                                $384,712        $318,908
   Due on completion of contracts        154,341         134,954
   Accrued estimated work                118,749          89,476
     completed
Notes payable and convertible             90,332          94,790
  debenture
Deferred income taxes                     11,652          12,257
Other liabilities                         73,438          81,250
Total liabilities                        833,224         731,635

Stockholders' Equity:
Series C, 8-1/2% cumulative convertible
   preferred stock, $1 par value               9               9
Series B, cumulative convertible,
   preferred stock, $1 par value             848             849
Common stock, $1 par value                 5,288           5,270
Paid in capital                           38,436          38,305
Net unrealized loss on marketable
   securities                               (134)            (58)
Retained earnings                         24,667          26,102
                                          69,114          70,477
Less:  Loan to Employee stock ownership
          plan                            (6,955)         (8,673)
          Treasury stock, at cost           (459)           (508)
Total stockholders' equity                61,700          61,296

Total liabilities and stockholders'
   equity                               $894,924        $792,931

See Notes to Consolidated Financial Statements


              -4-
  THE TURNER CORPORATION AND  SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
  (in thousands, except share amounts)

                                        (unaudited)            (unaudited)
                                    Nine Months Ended      Three Months Ended
                                       September 30,          September 30,
                                     1996       1995        1996       1995

Value of construction completed
(Note 1)                          $2,448,486 $2,418,648   $912,133   $889,978

Revenue from construction
   contracts                      $2,058,370 $2,035,310   $756,678   $749,664
Cost of construction contracts     2,006,158  1,981,719    735,477    721,645
Earnings from construction
   contracts                          52,212     53,591     21,201     19,019
Construction operating expenses       39,719     33,532     15,074     12,623
General & administrative expenses      7,619      7,671      3,874      2,124
Income from construction operations    4,874     12,388      2,253      4,272
Losses from real estate
   operations (Note 2)                  (281)       (99)       (24)        (1)
Interest expense                      (5,932)    (6,731)    (1,965)    (2,119)
Other income                           1,217        823        412        307
Income (loss) before income taxes       (122)     6,381        676      2,459
Income tax provision (benefit)           (58)     3,063        301      1,298
Net income (loss)                        (64)     3,318        375      1,161
Dividends on preferred stock          (1,371)    (1,371)      (457)      (457)
Net income (loss) available for
   common shareholders                (1,435)     1,947        (82)       704
Retained earnings, beginning of
   period                             26,102     26,656     24,749     27,899
Retained earnings, end of period     $24,667    $28,603    $24,667    $28,603


Net income (loss) per common
share:
    Primary                           ($0.27)     $0.37     ($0.02)     $0.13
    Fully diluted                         (a)     $0.32         (a)     $0.11
Weighted average common and
common equivalent shares outstanding:
    Primary                        5,335,015  5,290,116  5,355,357   5,305,340
    Fully diluted                         (a) 6,138,676         (a)  6,153,900


(a) Antidilutive
See Notes to Consolidated Financial Statements


                             -5-
           THE TURNER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands)

                                                         (unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                     1996          1995

Cash flows from operating activities:
 Net income (loss)                                    (64)         3,318
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation and amortization                    9,375          6,569
   Net periodic pension (credit) charge              (975)           559
   Changes in operating assets and liabilities:
     Increase in construction receivables        (125,397)       (77,138)
     Increase in construction payables            114,464         59,166
     Decrease in restructuring reserve                  -           (752)
     Decrease (Increase) in other assets              120         (3,224)
     (Decrease) Increase in other liabilities      (7,830)        21,075
     Net cash (used in) provided by operating
       activities                                 (10,307)         9,573
Cash flows from investing activities:
 Purchases of marketable securities                  (211)          (199)
 Distributions from joint ventures                    890          4,588
 Proceeds from sale of real estate, net                54          3,339
 Increase in real estate                           (1,877)        (1,468)
 Purchases of property & equipment                 (4,804)        (3,406)
 Proceeds from sale of property & equipment           207             52
 Repayments on notes receivable                     1,200          3,086
 Net cash (used in) provided by investing
    activities                                     (4,541)         5,992
Cash flows from financing activities:
 Common stock issued                                  148            567
 Cash dividends to preferred shareholders          (1,948)        (1,949)
 Repayments from loan to Employee Stock
    Ownership Plan                                  1,718          1,474
 Principal payments under capital lease
    obligations                                    (2,234)             -
 Proceeds from issuance of treasury stock              49              -
 Proceeds from borrowings                           5,507         24,001
 Payments on borrowings                            (7,731)       (35,660)
 Net cash used in financing activities             (4,491)       (11,567)
Net (decrease) increase in cash and cash
   equivalents                                    (19,339)         3,998
Cash and cash equivalents at beginning of period   87,969         56,250
Cash and cash equivalents at end of period         68,630         60,248

Noncash investing activities:
 Net unrealized (loss) gain on marketable
    securities                                       (82)           147

See Notes to Consolidated Financial Statements


                             -6-
           THE TURNER CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands)


1. Value of construction completed represents
     construction costs incurred and earnings
     during the period as follows:
                                                     Nine Months Ended
                                                       September 30,
                                                   1996          1995

  Revenue from construction contracts           2,058,370     2,035,310
  Construction costs incurred by owners in
    connection with work under construction
    management and similar contracts              390,116       383,338
  Value of construction completed               2,448,486     2,418,648


                                                   Three Months Ended
                                                     September 30,
                                                   1996          1995

   Revenue from construction contracts            756,678      740,664
   Construction costs incurred by owners in
     connection with work under construction
     management and similar contracts             155,455      149,314
   Value of construction completed                912,133      889,978

2. Losses from real estate operations consist
    of revenues and related costs as follows:
                                                    Nine Months Ended
                                                      September 30,
                                                   1996           1995

   Real estate sales                                   54        3,504
   Costs of sales                                     (54)      (3,223)
   Rental & other income                            6,257        6,821
   Cost of operations                              (3,588)      (4,237)
   Depreciation and amortization expense           (2,950)      (2,964)
   Losses from real estate operations                (281)         (99)

                                                   Three Months Ended
                                                      September 30,
                                                   1996           1995

    Real estate sales                                   -        1,008
    Costs of sales                                      -       (1,008)
    Rental & other income                           2,202        2,175
    Cost of operations                             (1,227)      (1,221)
    Depreciation and amortization expense            (999)        (955)
    Losses from real estate operations                (24)          (1)

3.Effective January 1, 1996,the Company adopted Statement of Financial
  Accounting Standards (SFAS)No. 121"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".
  This Statement requires that long-lived assets to be held and used by an entity be recognized as impaired whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and when impaired to record an impairment
  loss  to  state  the  asset  at  its  fair  value.    In addition, the
  Statement requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.
  SFAS  No.  121 is  required to be applied prospectively for  assets  to be  held  and  used,  and as a cumulative  effect  of  a
  change  in accounting principle upon initial application
  for  assets  to  be  disposed of.   The  impact  of  the
  adoption of SFAS No. 121 was not material to the Consolidated Financial Statements.

                             -7-

Item 2.  Management's Discussion & Analysis of Financial
Condition and Results of Operations

Results  of operations for the nine months ended September
30,  1996 produced a net loss of $64,000 compared  to  net
income  of  $3.3 million from the corresponding period  of
1995.   The  results include the impact of  a  $5  million
pretax reserve relating to a construction project in Minneapolis.

Value  of construction completed for the nine months ended
September 30, 1996 increased 1.2% to $2.4 billion from the level recorded during the corresponding period in 1995.
Earnings from construction contracts decreased 2.6% from the prior year level to $52.2 million. The decrease in earnings is attributable to the reserve taken on the Minneapolis project and reflects management's downward revision of probable recoveries of claims which are subject to dispute by the customer.

Losses  from  real estate operations for the  nine  months
ended  September 30, 1996 increased $182,000  to  $281,000
from the corresponding period in 1995. This increase is primarily the result of income from real estate sales in 1995 which did not recur in 1996.

Operating  and general and administrative expenses  during
the  nine months ended September 30, 1996 increased  14.9%
to  $47.3  million from the corresponding period of  1995.
This increase is primarily due to changes in levels of construction activities and $1.5 million of expenses associated with third quarter managment changes.

Interest  expense  for  the  first  nine  months  of  1996
decreased 11.9% to $5.9 million from the corresponding period in 1995 due to lower debt levels.

Other income for the nine months ended September 30,  1996
increased  47.9%  to $1.2 million from  the  corresponding
period  of  1995.   This  is primarily  due  to  increased
interest income attributable to higher investment balances maintained by the Company.

At  September 30, 1996, the company's backlog of value  of
construction  to  be  completed  was  $4.2   billion   and
anticipated   earnings  associated   with   backlog   from
construction contracts was $100.9 million, compared to $4.0 billion and $92.1 million at December 31, 1995.
Estimated earnings from construction contracts cannot and should not be used as the basis of predictions with respect to future net income.

Because   of   the  constantly  changing   proportion   of
construction   management  contracts,   consulting   work,
construction  contract types (cost  plus  percentage  fee,
cost  plus fixed fee, guaranteed total and lump sum),  and
other factors, the relationship of value of work completed
and   earnings   from  construction   contracts   is   not
necessarily meaningful in the short run.

The   company's  cash  flow  for  the  nine  months  ended
September 30, 1996 resulted in a net decrease of funds  of
$19.3  million.   Cash flows used in operating  activities
amounted to $10.3 million due primarily to the payment  of
accrued  liabilities and other payables.  Cash flows  used
in  investing activities amounted to $4.5 million which is
principally  due to purchases of property  and  equipment.
Cash  flows used in financing activities amounted to  $4.5
million primarily due to principal payments under capital lease obligations and the company's loan related to its Employee Stock Ownership Plan. The company's management believes that the company's financial condition and available credit facilities at September 30, 1996 are sufficient to support the present and prospective levels of the company's operations.


                             -8-

                Part II  -  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

     (a) Exhibit 11 - Computation of Earnings Per Share for the nine months ended
          September 30, 1996 and 1995.

      (b)During the nine months ended September 30, 1996 no Form 8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   THE TURNER CORPORATION
                                   (Registrant)


Date:  November 12, 1996           /s/ H. J. Parmelee
                                       (Signature)

                                    H.J. Parmelee
                                    President



Date:  November 12, 1996           /s/ D. G. Sleeman
                                       (Signature)

                                    D.G. Sleeman
                                    Senior Vice President and
                                    Chief Financial Officer