Form 10-K
period 1996-12-31
TURNER CORP
filed 1997-03-27
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

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

  As of March 24, 1997, the aggregate market value on that date of the common stock held by non-affiliates (based upon the last sale price for the common stock on the American Stock Exchange) was $53,120,462.

  As of March 24, 1997, 4,381,069 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 - Part III, Items 10-13.

PART I

Item 1  Business

    The  Turner  Corporation (the "Company")  is  a  holding
company that is predominantly  engaged   through   its
subsidiaries in general building construction and construction management in the United States and abroad, and also has limited real estate operations in the United States. The Turner Corporation establishes general policy direction, coordination and planning, and provides cash management, internal accounting control and other management services for its operating subsidiaries.

    Financial  information about the Company's  construction
and   real  estate  segments  appears  in  the  Consolidated
Financial Statements and in footnote 15 on page 29  in  Part
II, Item 8 of this report.

     At December 31, 1996, The Turner Corporation and subsidiaries employed approximately 2,800 staff employees, of which 1,500 held supervisory positions and 1,300 held non-supervisory positions.

Construction Business

    The Company's construction business is conducted by a number of construction subsidiaries (together, "Turner Construction"). Turner Construction is engaged primarily in the construction of commercial and multi-family residential buildings, manufacturing and research facilities, hospitals, correctional facilities, stadiums and other entertainment facilities, airports and other structures. It also has a division which does interior work, such as building-out office space. Turner Construction normally does not build roads, dams, or similar infrastructure elements. Turner Construction primarily acts as a general building contractor or as a construction manager. However, Turner Construction also sometimes acts as a consultant to owners and others.

    Although Turner Construction is a nationwide (and to a lesser extent, worldwide) construction firm, Turner Construction attempts to compete locally in major cities of the United States through full service regional offices and satellite branch offices. Its objective is to be a major builder in each city or region in which it has an office.

   The Company's principal construction subsidiary is Turner Construction Company. Universal Construction Company Inc., The Lathrop Company, Inc., and Turner Caribe Inc., wholly-owned subsidiary companies of The Turner Corporation or Turner Construction Company, are also engaged in construction activities in the United States, principally in the Southeast and Midwest, and the Caribbean Islands.

    When it acts as a general building contractor, Turner Construction normally undertakes to construct a project and is paid the entire price for the completed project. Most aspects of the construction, however, are performed by subcontractors who are paid by Turner Construction. The functions actually performed by Turner Construction are the planning and scheduling of a construction project, the procurement of materials, the marshaling of the manpower required for the project, the awarding of subcontracts and the direction and management of the construction operation. During 1996, 1995 and 1994, general building contracting activities represented 86%, 83% and 81%, respectively, of Turner Construction's value of work completed.

    Turner Construction makes extensive use of specialty contractors (such as structural steel contractors, electrical contractors and mechanical contractors) as subcontractors in the performance of its construction contracts. The extent to which work is performed by workmen on its own payroll varies with the location of a particular project and is largely dependent on the availability of experienced subcontractors in a particular area. Work performed by Turner Construction is generally limited to temporary facilities, foundation, concrete, masonry and carpentry work.
    In its performance of construction management services, Turner Construction, for a fee, monitors and coordinates the progress of the work done by specialty contractors who are employed directly by the owner to build the project. During 1996, 1995 and 1994, construction management services and consulting represented 14%, 17% and 19%, respectively, of Turner Construction's value of work completed. Construction management contracts involve less risk than do projects in which Turner Construction is a general building contractor. However, the profit from construction management contracts can be substantially less than that which Turner Construction can earn when it acts as a general building contractor.

    Construction contracts include fixed price contracts, cost-plus fixed fee contracts and variations of these types of contracts, including cost-plus guaranteed maximum price contracts. The majority of Turner Construction's business involves negotiated contracts. The remainder of its contracts are secured by competitive bidding.

    As  the  various  segments of  the  United  States  non-
residential construction market continue to shift, the Company responds to and positions itself to take advantage of the stronger market segments. During the last several years, the Company's construction subsidiaries increased their focus on manufacturing, education, research and development, healthcare, retail, public, justice and amusement including aquariums, arenas, theme parks, and similar projects. Approximately 74% in dollar value of the contracts awarded to the construction subsidiaries in 1996 were in these areas. The remaining 26% of the contracts awarded were in the Company's commercial market segment.

    The Company is a partner with Karl Steiner Holding AG ("Steiner") of Switzerland in a joint venture by the name of Turner Steiner International SA, which renders general building construction and construction consulting services outside Turner Construction's and Steiner's traditional home markets.

    In South America, Turner Construction Company is a partner with Birmann SA of Brazil in a joint venture doing business as Turner South America. The purpose of the joint venture is to provide construction, construction management and consulting services to clients in Brazil and other South American markets.

    The  Company  is also a partner with EMCON  in  a  joint
venture by the name of ET Environmental Corporation, which provides environmental engineering, general building construction, and construction management services on environmental projects throughout the United States.

   The Company was involved in a number of major projects in 1996 including Ericsson Stadium, the home of the new National Football League team, the Carolina Panthers, in Charlotte, North Carolina, the new Arthur Ashe Tennis Center for the United States Tennis Association in New York City, and several educational facilities such as the New Albany High School in Ohio, the Chelsea Middle School in Massachusetts and several renovation and construction projects for the town of Darien, Connecticut. In total, the Company completed approximately 28 million square feet of construction in 1996.

    The United States building construction industry is intensely competitive and Turner Construction Company and the other domestic construction subsidiaries compete with other major contractors as well as with small contractors. Competition in the industry takes a number of forms, including fee levels, quality of service and degree of risk assumption. Construction companies can expand their operations rapidly and each large population center generally has a number of medium-sized building contractors accustomed to undertaking all but the largest and most complicated projects. Through its organizational structure of offices and subsidiaries, Turner Construction competes directly with those locally based contractors. Year-to-year operations may be adversely affected by general economic conditions which are unfavorable for business and industry. Exact statistical data is not available for determining the relative size of construction companies. However, based on the contract value of construction contracts secured in 1996 and published industry data, Turner Construction believes that it is one of the largest general building contractors operating principally within the United States.
    A portion of the Company's construction activity is performed under payment and performance bonds obtained from the Company's sureties. Projects requiring surety bonds are usually either publicly funded or private projects, which often require FHA - type mortgage insurance. While the
Company's sureties limit the amount of new payment and performance bonds available, to date this limitation has not restricted the Company's ability to secure new work. There could be circumstances, however, when this limitation could influence the Company's selection of prospective projects to pursue.

   At December 31, 1996, the anticipated earnings associated with backlog from work to be completed under construction, construction management and construction consulting contracts and awards believed to be firm but not yet confirmed by signed formal contracts was $99.5 million. Anticipated earnings from work to be completed on contracts and awards at December 31, 1995 was $92.1 million. Approximately 38% of the December 31, 1996 earnings backlog from construction contracts relates to work expected to be performed during 1998 and beyond. Backlog is important to long-range planning and continuity of work for the Company's permanent staff. However, anticipated earnings from construction contracts should not be used as the basis of predictions with respect to future operating results.

    The anticipated value of work associated with backlog from work to be completed under construction, construction management and construction consulting contracts and awards believed to be firm but not yet confirmed by signed formal contracts was $4.08 billion at December 31, 1996. The anticipated value of work to be completed on contracts and awards at December 31, 1995 was $3.99 billion. Approximately 36% of the December 31, 1996 construction backlog is expected to be completed during 1998 and beyond.

    Value of construction completed represents the cost of work put in place and materials fabricated during the year and related earnings pursuant to construction and construction management contracts, together with fees and reimbursed expenses from consulting contracts. It also includes costs directly incurred by owners in connection with work under construction management and similar contracts. It is essentially a measure of construction activity.

    Because of the varying proportion of construction, construction management and construction consulting work, there is no direct correlation between inflation and the anticipated work or earnings associated with backlog.

    At December 31, 1996, Turner Construction employed approximately 2,700 staff employees, of whom about 1,500 were executives, project managers, superintendents, engineers, purchasing agents, estimators, senior accountants and other supervisory personnel. In addition, Turner Construction employs foremen and building craftsmen for construction work which has not been subcontracted to specialty contractors. During 1996, approximately 2,500 foremen and building craftsmen were employed at various times.

Real Estate

    The Company's subsidiaries involved in real estate operations are Rickenbacker Holdings, Inc. ("RHI"), and Turner Development Corporation and subsidiaries ("TDC"). During the early 1980's, the Company acquired and developed a number of real estate properties. In 1987, the Company decided to cease its new development activities. Since that time, the Company's real estate portfolio has been reduced from $200 million at the end of 1987 to $70 million at the end of 1996. The real estate portfolio, which is owned either directly or through joint venture interests, includes commercial office properties, a mixed-use warehouse/service property, residential properties, undeveloped land and certain buildings and hangars located at an air industrial park.
    During 1996, the Company sold two developed properties and two land parcels all at their approximate carrying value. While the Company continues to seek purchasers for its real estate properties, it is unlikely it will be able to dispose of its properties in their entirety until there are more stable market conditions in the areas in which the Company's properties are located.

    At December 31, 1996, TDC had 3 employees, who were management and marketing personnel.

    RHI owns and leases an air cargo distribution facility located at the Rickenbacker Air Industrial Park in Columbus, Ohio. In 1994, the Company sold its master lease and development rights to the 1600 acre air industrial park adjacent to the distribution facility. In addition, in 1995 the Company renegotiated a lease with the existing lessee extending the maturity date from 1996 to 2010.

Item 2    Properties

   The Company's executive offices and offices of subsidiary companies are located in leased facilities in commercial office buildings, except for Universal Construction Company, Inc., which owns a small office building in which its offices are located. The Company's corporate headquarters and New York branch office occupy 100,000 square feet of space which is leased until 2005. Rental expense for this space during 1996 was $2.46 million. Significant construction projects typically have temporary field offices.

    Turner Construction operates two equipment and storage yards, located in Newark, New Jersey and Cincinnati, Ohio for the storage and repair of its construction tools and equipment. Turner Construction owns the Ohio storage and repair yard and leases the New Jersey facility. Universal Construction Company Inc., owns a yard, while The Lathrop Company, Inc., leases yards for the storage and repair of construction equipment.

    Turner Construction leases major construction equipment such as hoists, cranes and personnel lifts from equipment suppliers for use on particular projects and generally owns only small tools and other miscellaneous equipment; Universal Construction Company Inc., and The Lathrop Company, Inc. each own construction equipment, earth-moving equipment and small tools.

Item 3    Legal Proceedings

   The Company is a defendant in various litigation incident to its business and in some instances the amounts sought include substantial claims and counterclaims. Although the outcome of litigation cannot be predicted with certainty, in the opinion of management based on the facts known at this time, the resolution of such litigation is not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

    Because of the risk associated with the industry and the number of disputes that often occur, each year the Company incurs substantial legal expenses in pursuit of its claims or in defense against actions taken against it.

Item 4 Submission  of Matters to  a  Vote  of  Security Holders

   None
                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

   The Turner Corporation common stock is listed on the American Stock Exchange under the symbol TUR.

Quarterly Stock Information

1996    High      Low      Close
First  $10.125    $8.50    $10.00
Second  12.00      9.75     11.50
Third   11.625    10.125    11.125
Fourth  11.375     8.25     10.25

1995    High      Low      Close
First   $9.375    $7.75     $8.00
Second  11.875     7.875    10.00
Third   10.875     9.625    10.00
Fourth  10.125     7.75      8.375

   No dividends were declared or paid in 1996 or 1995. As of March 24, 1997, there were approximately 2,263 record holders of the registrant's common stock.

Item 6.       Selected Financial Data

The Turner Corporation and Subsidiaries
Five-year Summary of  Financial Information
(in thousands, except share amounts)

                              1996       1995       1994       1993       1992

Value of construction   $3,317,774 $3,281,495 $2,670,433 $2,790,371 $2,644,122
 completed
Revenue from            $2,838,052 $2,727,001 $2,174,836 $2,098,247 $2,200,475
 construction contracts
Cost of                  2,765,901  2,658,462  2,118,361  2,029,478  2,129,055
 construction contracts
Earnings from           $   72,151 $   68,539 $   56,475 $   68,769 $   71,420
 construction contracts

Income from construction $   5,304 $   11,285 $    7,103(a) $  2,422(b)$16,519
 operations
Income (loss) from real
 estate operations            (383)      (227)     1,312      (6,870)   (5,218)
Net income (loss)           (1,695)     1,274      3,650      (6,205)   4,000(c)
Net income (loss) per
 common share-primary        (0.66)     (0.11)      0.35       (1.55)    0.50
Dividends per Series B
 preferred share              2.16       2.16       2.16        2.16     2.16
Dividends per Series C
 preferred share             85.00      85.00      85.00        85.00   38.00
Stockholders' equity     $  60,130  $   1,296  $  59,216   $   54,683 $60,721
Weighted average common
 shares outstanding
 primary                 5,323,727  5,270,453  5,186,879    5,186,442 5,074,943
Total assets            $  894,596 $  823,963 $  715,329    $ 671,081$  729,988
Notes payable due
 after one year and
 convertible debenture  $   62,593 $   88,610   $ 94,892    $  69,545$   77,365

(a) Includes restructuring credits of $1,145.
(b) Includes restructuring charges of $8,500.
(c) Includes extraordinary gain of $316 and cumulative effect of accounting change of $1,454.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 1996 vs. 1995
The  Company  reported a net loss of $1.7  million  in  1996 compared to net income of $1.3 million in 1995. After taking into account dividends paid to preferred shareholders, the Company reported a loss of $0.66 per common share in 1996. In 1995, the Company reported a loss of $0.11 per common share. Results for 1996 include the impact of additional losses relating to a construction project in Minneapolis, and losses incurred by the Company's Caribbean operations. Results for 1995 also included a loss on the Minneapolis project, and the write-down of a long outstanding account receivable associated with an overseas project. The write-down was the result of a ruling against the Company in February 1996 in its effort to collect this receivable.

  Revenue from construction contracts continued its upward trend, increasing $111 million in 1996 to $2.84 billion. This growth in construction revenue is largely due to work put in place from new contracts secured in 1996. The $3.4 billion of new contracts secured in 1996 is an increase of $635.4 million or 23% over 1995, and was at the Company's highest level since 1988.

  Construction operating and general and administrative expenses increased 17% to $66.8 million in 1996 compared to $57.3 million in 1995. This increase is due primarily to increased construction activity, expenses associated with management changes made during the second half of 1996, and a write-off of goodwill.

  Interest expense decreased $1.5 million (or 17%) to $7.7 million in 1996. This decrease is primarily the result of lower debt levels in 1996 compared to 1995. These results are described more fully in the discussion that follows.

Construction
The value of construction completed, which includes in addition to revenue, construction costs incurred by owners on construction management and similar projects, increased $36.3 million to $3.32 billion in 1996, the highest level of activity since 1989. The Company's revenue from construction contracts and costs of construction contracts both increased by 4% from 1995 to $2.84 billion and $2.77 billion, respectively.

  The value of new contracts secured in 1996 was $3.43 billion, up 23% from the $2.79 billion secured in 1995. The anticipated earnings associated with these new contracts represents an increase of $14.1 million from 1995. This increase in construction activity enabled the Company to increase its year end backlog of work to be completed by $87.5 million to $4.08 billion at December 31, 1996. Estimated earnings associated with this backlog also increased from 1995 to $99.5 million, its highest level in five years. These factors reflect the emphasis the Company has placed on its marketing activities, as well as the continued growth of the Company's traditional non-residential construction markets.

  Approximately 38% of the earnings backlog and 36% of the value of construction backlog relates to work to be performed in 1998 and beyond. Estimated earnings from construction backlog should not be used as a basis for predicting future operating results.

  Earnings from construction contracts improved 5% in 1996 over 1995 from $68.5 million to $72.2 million. As a percentage of revenue, earnings from construction contracts showed a slight increase from 2.51% to 2.54%, but were below the level of 2.60% achieved in 1994. The 1996 earnings included the recognition of $5.0 million of additional losses on a contract in Minneapolis, and losses on construction contracts of $4.9 million incurred by the Company's Caribbean operations. The Caribbean operations, had losses from construction contracts of $2.1 million and $7.7 million in 1995 and 1994, respectively. As a result of this performance over the past several years, the Company does not intend to actively pursue additional construction contracts in the Caribbean. In 1995, earnings from construction contracts included the recognition of a $4.9 million loss on the Minneapolis project, and the write-down of a $3.2 million account receivable regarding a project in Egypt completed in 1987. The write-down was the result of a ruling against the Company in February 1996 in its effort to collect this receivable. Work under construction management contracts as a percentage of value of construction completed continued to decline, from 17% in 1995 to 14% in 1996.
Construction management contracts normally involve lower risk, and therefore carry lower fees, than other types of contracts. The trend away from less profitable construction management work has therefore contributed to the improvement in construction earnings.
  The Company's sureties limit the annual amount of new payment and performance bonds available to the Company. Each year this limit has increased commensurate with the Company's growth in revenues. While the limitation did not restrict the Company's ability to secure new work in 1996, there could be circumstances where the limitation might influence the selection of prospective projects.

Construction   Operating  and  General  and   Administrative
Expenses
Operating expenses directly in support of construction operations increased 16% to $53 million in 1996 from $45.7 million in 1995. The increase is due primarily to increased levels of construction activity. The increased level of activity includes the Company's emphasis on its marketing activities. As a direct result of these marketing efforts the Company secured more new contracts in 1996 than it had in any of the prior eight years. Additionally, an increase in employee benefit costs (most notably medical premiums) contributed to expenses being higher than in previous years.

   General and administrative expenses, which include corporate overhead expenses, increased 20% to $13.9 million from $11.6 million in 1995. This increase is most attributable to expenses related to management changes, and the write-off of $1.3 million of goodwill associated with two subsidiaries acquired in the mid 1980's. The Company determined, based on market conditions and assumptions reflected in internal operating plans, that the goodwill was impaired.

Real Estate
Losses from real estate operations amounted to $383,000 in 1996 compared to losses of $227,000 in 1995. The Company sold two developed properties and two land parcels in 1996 as it continues to dispose of properties at essentially their carrying value. In 1995, the Company sold one developed property with an adjacent land parcel and a number of condominium units, all at their carrying value. Rental and other income and the cost of operations declined by 12% and 14%, respectively, due to the sales of properties in 1996 and 1995.

  In 1996, the Company had a net loss from real estate operations other than property sales of $398,000, compared with a net loss of $509,000 in 1995. However, because expenses included $3.6 million of depreciation and amortization in 1996 and $3.9 million in 1995, positive cash flow was realized in each of these years, even after payment of interest on real estate debt.

  Until conditions in the real estate market improve to the point that will permit the Company to readily conduct real estate transactions, the Company will continue to review the asset value of the properties for impairment and make adjustments as necessary. Management believes the timing of future sales for developed properties may be accelerated as more stable market conditions begin to prevail. For undeveloped land parcels, however, a prolonged period of time will be required to achieve reasonable values.

Interest Expense and Other Income
Interest expense decreased 17% to $7.7 million in 1996 from $9.3 million in 1995. This decrease was due primarily to lower debt levels in 1996.

  Interest expense associated with real estate debt declined by 29% due primarily to debt paydowns from the sale of properties. Interest expense is further discussed in Notes
6 and 15 to the Consolidated Financial Statements.

  Other income in 1996 amounted to $1.8 million compared to $1.5 million in 1995. This increase is primarily due to increased interest income attributable to higher investment balances maintained by the Company.

Income Taxes
The Company had a substantial provision for income taxes in 1996 even though it had a loss before income taxes. This was primarily attributable to state income and other taxes and the non-deductibility of certain operating costs, primarily the write-off of goodwill.
 The Company has recorded $16 million of deferred tax assets that resulted principally from net operating loss and tax credit carryforwards. Management believes that no valuation allowance is required for these assets because they result primarily from timing differences, which will be reversed in the future.

Fourth Quarter 1996 Compared to Third Quarter 1996
Results for the fourth quarter of 1996 amounted to a net loss of $1.6 million compared to net income of $375,000 for the third quarter. After taking into account dividends on preferred shares, the net loss per common share amounted to $0.39 in the fourth quarter. The third quarter had a net loss per common share of $0.02. Construction revenue was $779.7 million for the fourth quarter compared to $756.7 million in the third quarter, and earnings from construction contracts were $19.9 million and $21.2 million for the same periods, respectively. The significant change in the fourth quarter results was due to a $1.4 million write-down of an account receivable related to a project in the Caribbean.

  Fourth quarter operating and general and administrative expenses amounted to $19.5 million compared to $18.9 million in the third quarter. The increase was primarily attributable to the write-off of goodwill in the fourth quarter.

  Interest expense decreased $162,000 in the fourth quarter due primarily to the sale of a real estate property with associated debt. Other income increased $153,000 in the fourth quarter due primarily to higher investment balances maintained in the fourth quarter.

Results of Operations 1995 vs. 1994
The  Company  reported net income of $1.3  million  in  1995 compared to $3.7 million in 1994. After taking into consideration the payment of dividends to preferred shareholders, the Company reported a loss of $0.11 per common share in 1995 compared to income of $0.35 per common share in 1994.

  The results reported in 1995 included the recognition of a significant loss on a major project in Minneapolis, and the write-down of an account receivable related to a project in Egypt completed in 1987. The 1994 results were largely due to a net tax benefit of $3.2 million primarily resulting from losses incurred in Puerto Rico and the reversal of excess tax reserves. The excess tax reserves resulted from the planned liquidation of one of the Company's inactive foreign subsidiaries.

  Construction operating and general and administrative expenses increased 13% from 1994 to 1995. This increase is a result of an increase in construction activity and heavier than usual legal costs. In addition, 1994 included a pretax restructuring credit of $1.1 million that represented excess restructuring reserves. The balance of the accrued liability of $897,000 associated with the restructuring reserve set up in 1993 was absorbed by the end of 1995, according to the program previously established.

  Real estate operations produced a $227,000 loss in 1995 compared to income of $1.3 million in 1994. Most of the 1994 results were attributable to the sale of lease rights at the Company's Rickenbacker facility. During 1995 the Company sold one developed property with an adjacent land parcel and a number of condominium units, all at their approximate carrying value. Rental and other income and the cost of operations declined by 28% and 24%, respectively. This decline was due to the sales of properties in 1994 and 1995 and the renegotiated lease of certain facilities at the Rickenbacker Air Industrial Park in 1995.

 Interest expense increased 17% to $9.3 million in 1995 from $7.9 million in 1994. Although the amount of the Company's 1995 average borrowings declined when compared to 1994, the interest rates incurred averaged over 11% in 1995 compared to approximately 7% in 1994 due to the coupon rate of the Senior Notes sold in the fourth quarter of 1994.

 Other income in 1995 amounted to $1.5 million compared to a loss of $2,000 in 1994. In 1994, the Company charged to other income the absorption on a pretax basis of the cumulative foreign translation adjustment relating to the planned liquidation of one of the Company's inactive foreign subsidiaries. Exclusive of the cumulative foreign translation adjustment other income would have amounted to $1.2 million.
Financial Condition
At December 31, 1996, the Company had cash of $122 million, compared with $88 million at the end of 1995.

  Cash provided by operating activities amounted to $33.3 million and is a reflection of the continuous improvement in cash management procedures at the domestic construction level. A significant portion of this cash will be disbursed in the first quarter of 1997 to fund outstanding trade accounts payable. The cash generated from operations was sufficient to satisfy all the Company's cash requirements during the year.

  The  increase in construction activity, and the  continued
shift away from construction management contracts were  also
factors  contributing  to  the  improved  cash  flows   from
operating activities.

  Cash  provided by investing activities amounted  to  $16.6 million and was due primarily to the sale of two developed real estate properties, two land parcels and the sale of marketable securities.

 Cash used in financing activities amounted to $15.9 million and is primarily attributable to the excess of debt paydowns over borrowings. Funds provided by the sale of real estate properties were used to pay down associated debt. In addition, the Company paid down the outstanding balances on certain loans and lines of credit used for general operating purposes.

 Management believes the Company's current cash position, in addition to cash flows from construction activities, its $41 million revolving credit facility and amounts available from overnight credit facilities, will be sufficient to support the Company's short term and foreseeable long term activities. Debt maturing in 1997 will be paid from funds generated from operations or will be refinanced before its actual maturity date.

Inflation
Inflation and changing prices during the current fiscal year did not significantly affect the major markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

Earnings Per Share
The Financial Accounting Standards Board has issued a new pronouncement which would establish new standards for computing and presenting earnings per share as well as new standards for disclosing information about an entity's capital structure.

  This statement will eliminate the presentation of primary earnings per share and would require presentation of basic earnings per share, in addition to diluted earnings per share. The principal difference between primary and basic earnings per share is that common stock equivalents are not considered in the computation of basic earnings per share.

 This statement is effective for years ending after December 15, 1997. The Company will conform with the new standard in 1997 which will require the restatement of prior years' earnings per share. Management believes that the impact upon adoption will not be material to the financial statements.


Item 8.         Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page No.
Financial Statements:
  Report of Independent Public Accountants                        12
  Consolidated Balance Sheets - as of December 31, 1996
     and 1995                                                     13
  Consolidated Statements of Operations - for the years ended
     December 31, 1996, 1995 and 1994                             14
  Consolidated Statements of Stockholders' Equity - for the
     years ended December 31, 1996, 1995 and 1994                 15
  Consolidated Statements of Cash Flows - for the years
     ended December 31, 1996, 1995 and 1994                       16
  Notes to Consolidated Financial Statements                      17-30
  Responsibilities for Financial Reporting                        31

Report of Independent Public Accountants

To  the  Stockholders and Board of Directors of  The  Turner
Corporation:

We have audited the accompanying consolidated balance sheets of The Turner Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Turner Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



New York, New York
February 26, 1997




The Turner Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

As of December 31,                                       1996      1995

Assets

Cash and cash equivalents                            $121,981   $87,969
Marketable securities                                       -     4,838
Construction receivables: (Note 3)
  Due on contracts                                    306,109   263,797
  Retainage                                           147,640   140,301
  Unbilled construction costs and related earnings    142,654   125,218
Real estate (Note 4)                                   69,760    90,939
Property and equipment, net (Note 5)                   23,225    22,161
Prepaid pension cost  (Note 10)                        63,471    63,444
Other assets                                           19,756    25,296
Total assets                                         $894,596  $823,963

Liabilities

Construction accounts payable and accrued expenses:
  Trade                                              $410,304  $362,867
  Retainage                                           165,049   134,941
  Billings in excess of construction costs and related
    earnings                                           84,367    76,562
Notes payable and convertible debenture (Note 6)       81,805    94,790
Deferred income taxes (Note 7)                         11,526    12,257
Other liabilities                                      81,415    81,250
Total liabilities                                     834,466   762,667
Commitments and contingencies (Note 13)

Stockholders' Equity (Note 12)

Preferred stock, $1 par value (2,000,000 shares authorized):
  Series C 8.5% cumulative convertible (9,000 shares issued
    and outstanding; $9,000 liquidation preference)         9         9
  Series B cumulative convertible (850,000 shares issued;
    847,925 and 848,560 outstanding)                      848       849
Common stock, $1 par value
  (20,000,000 shares authorized; 5,290,861 and 5,270,040
    issued)                                             5,291     5,270
Paid in capital                                        38,388    38,305
Net unrealized loss on marketable securities                -       (58)
Retained earnings                                      22,580    26,102
                                                       67,116    70,477
Less:  Loan to Employee Stock Ownership Plan (Note 11 )(6,595)   (8,673)
   Treasury stock, at cost (45,549 and 51,090 common
     shares)                                             (391)     (508)
Total stockholders' equity                             60,130    61,296
Total liabilities and stockholders' equity           $894,596  $823,963


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
The Turner Corporation and Subsidiaries
Consolidated Statements Of Operations
(in thousands, except share amounts)
For the years ended December 31,               1996        1995           1994

Value of construction completed          $3,317,774  $3,281,495     $2,670,433
 (see below)

Revenue from construction contracts      $2,838,052  $2,727,001     $2,174,836
Cost of construction contracts            2,765,901   2,658,462      2,118,361
Earnings from construction contracts         72,151      68,539         56,475
Construction operating expenses              52,962      45,699         41,296
General and administrative expenses          13,885      11,555          9,221
Restructuring credits (Note 2)                    -           -         (1,145)
Income from construction operations           5,304      11,285          7,103
Income (loss) from real estate operations      (383)       (227)         1,312
 (see below)
Interest expense (Note 15)                   (7,735)     (9,267)        (7,923)
Other income (loss), net  (Note 14)           1,782       1,470             (2)
Income (loss) before income taxes            (1,032)      3,261            490
Income tax provision (benefit): (Note 7)
  Current                                       658       1,025         (2,329)
  Deferred                                        5         962           (831)
Total income tax provision (benefit)            663       1,987         (3,160)
Net income (loss)                          $ (1,695)   $  1,274      $   3,650

Net income (loss) per common share:
  Primary                                  $  (0.66)   $  (0.11)     $    0.35
  Fully diluted                                  (a)         (a)     $    0.30
Weighted average common and common equivalent shares outstanding:
  Primary                                 5,323,727   5,270,453      5,186,879
  Fully diluted                           6,174,068   6,119,013      6,035,835


Value of construction completed consists of the following:
Revenue from construction contracts $2,838,052 $2,727,001 $2,174,836 Construction costs incurred by owners in connection with work under
 construction management and similar
 contracts                                  479,722     554,494        495,597
Value of construction completed          $3,317,774  $3,281,495     $2,670,433

Real estate operations consist of
 the following:
Real estate sales                        $   19,454  $    9,007      $   9,279
Cost of sales                               (19,439)     (8,725)        (7,600)
Rental and other income                       7,834       8,886         12,416
Cost of operations                           (4,667)     (5,455)        (7,187)
Depreciation and amortization expense        (3,565)     (3,940)        (5,596)
Income (loss) from real estate operations$     (383) $     (227)     $   1,312

(a) Antidilutive
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

The Turner Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
For the years ended December 31,
                               1996            1995              1994
                           Shares   Amount  Shares    Amount  Shares    Amount
Convertible preferred
 stock, Series C
Balance at beginning and
 end of year                9,000  $     9   9,000   $     9   9,000   $     9
Convertible preferred
 stock, Series B
Balance at beginning
 of year                  848,560      849 848,956       849 849,011       849
Preferred stock retired      (635)      (1)   (396)        -     (55)        -
Balance at end of year    847,925      848 848,560       849 848,956       849
Common stock
Balance at beginning
 of year                5,270,040    5,270 5,199,941   5,200 5,134,778   5,135
Common stock issued        20,821       21    70,099      70    65,163      65
Balance at end of year  5,290,861    5,291 5,270,040   5,270 5,199,941   5,200
Paid in capital
Balance at beginning
 of year                            38,305            37,778            37,280
Excess of proceeds over
 par value of common
 stock issued                          151               527               498
Cost of treasury stock
 issued in excess of
 proceeds                              (68)                -                 -
Balance at end of year              38,388            38,305            37,778
Net unrealized loss on
 marketable securities
Balance at beginning of year           (58)             (276)                -
Change in unrealized loss
 for the year                           58               218              (276)
Balance at end of year                   -               (58)             (276)
Cumulative foreign translation
 adjustment
Balance at beginning of year             -                 -              (787)
Change in cumulative translation
 adjustment during the year              -                 -               787
Balance at end of year                   -                 -                 -
Retained earnings
Balance at beginning of year        26,102            26,656            24,834
Net income (loss) for the year      (1,695)            1,274             3,650
Cash dividends on Series C
 preferred stock,
  $85.00 per share                    (765)             (765)             (765)
Cash dividends on Series B
 preferred stock,
  $2.16 per share                   (1,832)           (1,833)           (1,833)
Tax benefits on Series B
 preferred stock dividends             770               770               770
Balance at end of year              22,580            26,102            26,656
Loan to Employee Stock Ownership
 Plan (ESOP)
Balance at beginning of year        (8,673)          (10,468)          (12,105)
Repayment from loan to ESOP          2,078             1,795             1,637
Balance at end of year              (6,595)           (8,673)          (10,468)
Treasury stock
Balance at beginning of year  51,090  (508)   53,489    (532)  53,489     (532)
Purchase of treasury stock         -     -     3,000     (26)       -        -
Treasury stock issued         (5,541)  117    (5,399)     50        -        -
Balance at end of year        45,549  (391)   51,090    (508)  53,489     (532)
Total stockholders' equity          60,130          $ 61,296          $ 59,216


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


The Turner Corporation and Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)
For the years ended December 31,                1996       1995        1994
Cash flows from operating activities:
 Net income (loss)                         $  (1,695)  $  1,274   $   3,650
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization             12,685     11,526       9,366
    Net periodic pension credit               (1,227)      (685)     (1,052)
    Provision (benefit) for deferred
     income taxes                                  5        962        (831)
    Gain on real estate sales                    (15)      (282)     (1,679)
    Write-off of goodwill                      1,290          -           -
    Restructuring credits                          -          -      (1,145)
    Cumulative foreign translation charge          -          -       1,193
    Changes in operating assets and liabilities:
      Increase in construction receivables   (67,087)   (92,086)    (35,071)
      Increase in construction accounts
        payable and accrued expenses          85,350    102,497      30,019
      Decrease in restructuring reserve            -       (897)     (6,458)
      Decrease in other assets                 3,848      6,729       2,157
      Increase in other liabilities              146     11,094       6,794
      Net cash provided by operating
        activities                            33,300     40,132       6,943
Cash flows from investing activities:
  Purchases of marketable securities            (257)      (267)       (255)
  Proceeds from sale of marketable securities  5,025          -       8,644
  Distributions from joint ventures            1,215      5,628       5,000
  Purchases of property and equipment         (7,371)    (4,556)     (3,569)
  Proceeds from sale of property and equipment   290        469       1,916
  Proceeds from sale of real estate, net      18,509      8,581       7,049
  Increase in real estate                     (2,143)    (2,064)     (3,423)
  Repayments on notes receivable               1,295      3,807       2,888
  Net cash provided by investing activities   16,563     11,598      18,250
Cash flows from financing activities:
  Common stock issued                            172        597         563
  Cash dividends to preferred stockholders    (2,597)    (2,598)     (2,598)
  Repayments from loan to ESOP                 2,078      1,795       1,637
  Principal payments under capital lease
    obligations                               (3,016)    (2,689)          -
  Proceeds from borrowings                     5,507     24,001      80,497
  Payments on borrowings                     (18,044)   (41,141)    (75,983)
  Proceeds from issuance of treasury stock        49         50           -
  Purchase of treasury stock                       -        (26)          -
  Net cash provided by (used in) financing
    activities                               (15,851)   (20,011)      4,116
 Net increase in cash and cash equivalents    34,012     31,719      29,309
 Cash and cash equivalents at beginning of
    year                                      87,969     56,250      26,941
 Cash and cash equivalents at end of year  $ 121,981  $  87,969   $  56,250

 Noncash financing activities:
  Capital lease obligations incurred by
    the Company                            $   2,568  $   7,740   $      -
 Noncash investing activities:
  Change in unrealized loss on
    marketable securities                         58        218       (276)
  Notes provided upon the sale of real
    estate                                         -          -      1,849

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

1.  Summary of Significant Accounting Policies
Changes in Presentation: To be more consistent with industry practice, in 1996, the Company changed the presentation of its consolidated balance sheet to a format that aligns the components of construction receivables with the corresponding components of construction accounts payable and accrued expenses. Prior years presented have been changed to conform to the current year presentation.

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

Construction Operations: The Company determines construction earnings under the percentage of completion method. Under this method, the Company recognizes as earnings that portion of the total earnings anticipated from a contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract. As the Company's construction contracts generally extend over more than one year, revisions in costs and earnings estimates during the course of the work are reflected in the year in which the facts which require the revision become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that such estimates will be revised over the next year. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Claims are included in earnings from construction contracts at an amount based on the related contract costs when realization is probable and the amount can be reliably estimated.

  The Company continuously reviews estimated earnings from construction contracts and makes necessary adjustments based on current evaluations of the indicated outcome. In 1996, 1995 and 1994, the Company wrote down certain construction receivables and claims deemed unrecoverable.

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

  The real estate properties are carried at cost less accumulated depreciation, write-downs and reserves.

Depreciation and Amortization: The Company calculates depreciation on property and equipment, and on real estate primarily on the straight-line method. Estimated useful lives are as follows: buildings and improvements, 20-40 years; office machines and furniture, 5-10 years; and equipment, 3-10 years. Leasehold improvements (the Company as lessee) to property used in Company operations are amortized on a straight-line basis over the lease terms. Tenant improvements (the Company as lessor) on real estate properties are amortized on a straight-line basis over the term of the lease. Maintenance and repairs are expensed currently, except that expenditures for betterments are capitalized.

Cash: The Company considers all investments purchased with maturities of 90 days or less to be cash equivalents.

  The  Company's  other  liabilities  include  approximately
$48,800  and  $50,900 net payable to banks for checks  drawn
but   not  cleared  as  of  December  31,  1996  and   1995,
respectively.

Marketable Securities: Marketable securities which consist primarily of equity and bond mutual funds are classified as available-for-sale and are reported at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity.

Long-Lived Assets: Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, given that the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount should be written down to fair value. In addition, SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The effect of the adoption of this standard was not material to the financial statements.

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

3.  Construction Receivables
Construction  receivables include $147,640 of  retainage  at
December 31, 1996, of which approximately 87% will be collected by December 31, 1997. Construction receivables include estimated net claims. Claims made by the Company involve negotiations and in some cases litigation. The
Company believes that it has established legal bases for pursuing recovery of recorded claims and it is management's intention to pursue these claims and litigate, if necessary, until a decision or settlement is reached. Claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims could be made within the next year. The settlement of the claims depends on individual circumstances, accordingly, the timing of the collection will vary and may extend beyond one year. Those claims, primarily due to owner-caused delays, incomplete specifications or similar reasons, amounted to $9,400 and $8,200 at December 31, 1996 and 1995, respectively.

4.  Real Estate
The Company owns a portfolio of real estate, either directly or through joint venture interests, that includes commercial office properties, a mixed-use warehouse/service property, residential properties, undeveloped land, and certain buildings and hangars located at an air industrial park. The properties are located throughout the United States, but primarily in the Southeast and Great Lakes regions. Accumulated depreciation at December 31, 1996 and 1995 was $28,195 and $30,732, respectively.

 Given the current real estate market, the Company presently intends to hold and use its real estate properties. The Company has determined that the real estate properties will be available for sale as conditions in the real estate market continue to improve to the point that such properties can be sold for prices which the Company believes reflect the reasonable value of the properties. Management believes the timing of future sales of developed properties may be accelerated as more stable market conditions begin to prevail. However, management anticipates a prolonged period before land values recover. Due to the relatively low holding costs of the Company's undeveloped land parcels, the Company intends to and has the ability to hold the properties for a prolonged period of time in order to achieve reasonable prices upon disposition. The carrying amounts of the Company's interests in these developed properties were $41,129 and $61,115 and in the undeveloped land parcels were $28,631 and $29,824 at December 31, 1996 and 1995, respectively.

  The Company actively monitors market conditions and makes assumptions about future events with respect to the property, market conditions and anticipated investor rates of return, to assess whether the carrying amount of the property may not be recoverable. On a periodic basis, generally not exceeding two to three years, the Company has independent appraisals performed for significant real estate properties, for the purpose of assisting management in determining a property's fair value and the appropriate timing of disposition. Judgments regarding future events are not subject to precise quantification or verification and may change from time to time as economic and market factors, and the Company's evaluation of them, change and the effects of such changes may be significant. Changes in assumptions and the Company's evaluation of the market could cause these estimates to change within the next year.

5.  Property and Equipment
Property and equipment as of December 31, 1996 and 1995 consisted of the following:


                                                 1996       1995

Buildings and improvements                    $14,804    $13,725
Office machines and furniture                  25,856     22,733
Equipment                                      22,173     21,094
Total                                          62,833     57,552
Less:accumulated depreciation
     and amortization                         (39,608)   (35,391)
Net                                           $23,225    $22,161

6.  Notes Payable and Convertible Debenture
Notes payable and convertible debenture as of December 31, 1996 and 1995 consisted of the following:

                                                 1996      1995

Senior Notes                                  $39,500   $39,500
Building mortgages                             10,336    20,057
Revenue bonds                                  12,800    13,400
Employee Stock Ownership Plan                   7,300     9,300
Convertible debenture                           6,000     6,000
Other                                           5,869     6,533
Total                                         $81,805   $94,790

Senior Notes: In December 1994, the Company sold $39,500 of Senior Notes in a private placement to institutional investors, including the Company's pension plan (Note 10). The Notes bear interest at a fixed rate of 11.74% and mature in even principal amounts on the third through seventh anniversary dates of the Notes. The Note Purchase Agreement contains various financial covenants, the most restrictive of which is a fixed-charge coverage requirement.

Building Mortgages: The variable rate mortgage bears interest at a rate of prime plus 0.5% and matures in varying installments through 2000. In connection with another variable rate building mortgage bearing interest at LIBOR plus 2.25%, in 1994, the Company entered into an interest rate swap agreement with a bank for a notional amount equal to the underlying mortgage. The swap agreement had provided a fixed interest rate of 6.96%. The underlying property and interest rate swap were sold in 1996. The weighted average interest rate for 1996 and 1995 on the variable rate mortgages was approximately 8.80% and 9%, respectively. Fixed rate mortgages of $4,785 bear interest at 7% or 7.375% and are due in varying installments through 2001.

Revenue Bonds: Adjustable rate revenue refunding bonds collateralized by properties at the air industrial park mature in varying installments through 2010. The bonds bear interest at a weekly variable rate. The weighted average interest rate for 1996 and 1995 was approximately 3.53% and 3.96%, respectively. The bonds are supported by a letter of credit for which the Company pays 1.25% per annum.

Employee Stock Ownership Plan (ESOP): This loan was used to fund the Company's loan to the ESOP and is payable in varying installments through 1999. Interest is payable quarterly at a variable rate equal to 83% of the prime rate or a percentage of LIBOR, at the Company's option. The loan is collateralized by first mortgages on certain real estate properties and letters of credit. The loan allows for collateral substitution and upon disposition of such properties may require additional collateral to maintain loan-to-value relationships. The weighted average interest rate for 1996 and 1995 was approximately 5.99% and 6.08%, respectively. The loan agreement contains various financial covenants, including the maintenance of a minimum amount of stockholders' equity and debt coverage ratio. At December 31, 1996, the minimum stockholders' equity required was $52,500 and increases by an amount equal to 50% of the consolidated net income of the Company for each subsequent fiscal year.
Revolving Credit Facility: In June 1996, the Company amended its unsecured revolving credit facility to provide for borrowings up to $41,250, the proceeds of which are used for general corporate purposes. Up to $10 million of the facility may be used for letters of credit. The facility matures in June 1999, with the option at the end of each of the first two years of the agreement to extend an additional year up to June 2001. No borrowings were outstanding at December 31, 1996 and 1995. The Company did not use the facility at any time in 1996. The current facility permits the Company to choose between various interest rate options. The weighted average interest rate for 1995 was approximately 8.44%. The Company pays a commitment fee at an annual rate of 0.5% on the unused portion of the facility. The facility contains various financial covenants, the most restrictive of which is a fixed-charge coverage requirement.

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

Other: The Company maintains overnight credit facilities with various banks at varying rates. The Company had available $10,000, none of which was drawn down at December 31, 1996 and December 31, 1995. The facilities are subject to periodic renewal from the banks and certain facilities carry annual commitment fees ranging from 0.375% to 0.5%. During 1996 and 1995, the weighted average interest rates were 8.80% and 8.87%, respectively.

  The Company leases certain computer equipment and vehicles under agreements which are classified as capital leases and bear a weighted average implicit interest rate of 6.69%. The leases have original terms ranging from three to five years and payments under the leases are due in varying installments through 2000. At December 31, 1996 and 1995, obligations under capital lease arrangements were $4,603 and $5,051, respectively.

Aggregate maturities of notes due are as follows:

          1997       1998       1999      2000      2001      Thereafter

       $19,212    $12,922    $13,023   $14,837   $13,011          $8,800

The Company was in compliance with all financial covenants as of December 31, 1996 under its various credit facilities.

Interest cost approximates amounts paid for the years  ended
December 31, 1996, 1995 and 1994.

At December 31, 1996, the carrying value of the real estate that was pledged as collateral for notes payable was $41,079.
7.  Income Taxes
The components of the income tax provision (benefit) are as follows:

                              1996      1995        1994
Current:
Federal                  $     139    $  131   $  (2,924)
Foreign                          -       300          59
State & Local                  519       594         536
                               658     1,025      (2,329)

Deferred:
Federal                          5       962       1,659
Foreign                          -         -      (2,482)
State & Local                    -         -          (8)
                                 5       962        (831)
Total                     $    663  $  1,987   $  (3,160)

  The  current Federal provision for the year ended December
31, 1996 reflects the benefit of the utilization of net operating loss carryforwards of approximately $3,000.

  Deferred income taxes result from temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities. The source of these differences and tax effect of each at December 31, 1996 and 1995 are as follows:

                                     Deferred Income Tax
                                       Liability (Asset)
                                      1996           1995

Construction earnings             $      -      $     583
Employee benefit plans              23,425         23,654
Depreciation                         4,141          4,050
Real estate properties              (2,362)        (1,787)
Net operating loss benefits         (8,971)        (9,778)
Alternative minimum tax credit
   carryforward                     (2,451)        (2,451)
Jobs credit carryforward               (75)           (75)
Deferred compensation plan            (470)          (511)
Contributions carryover             (1,525)        (1,278)
Other                                 (186)          (150)
                                  $ 11,526       $ 12,257

  The Company has recorded $16,040 of deferred tax assets having resulted principally from net operating loss and tax credit carryforwards. Management believes that no valuation allowance is required for these assets due to the future reversals of existing taxable temporary differences primarily related to the Company's employee benefit plans.

  A comparison of the Federal statutory rate with the company's effective tax rate is as follows:

                                                     1996      1995      1994

Statutory Federal income tax rate (benefit)       (34.0)%     34.0%     34.0%
State and local taxes, net of Federal benefit       33.2%     12.0%     86.6%
Effective foreign tax rate                             -       6.1%   (489.3)%
Reserve reversals                                      -         -     (355.2)%
Goodwill amortization and write-off                 51.9%      1.8%      20.8%
Other                                               13.1%      7.1%      58.2%
Effective tax rate (benefit)                        64.2%     61.0%   (644.9)%

  Income taxes refunded were $498, $507 and $455 for 1996, 1995, and 1994, respectively.

  For Federal income tax purposes, the Company has available at December 31, 1996 a net operating loss carryforward of $17,308 which is available to offset future taxable income and expires from 2006 through 2009, and an alternative minimum tax credit carryforward of $2,451 which can be carried forward indefinitely.

   The  unrecognized  deferred  tax  liability  related   to
cumulative undistributed earnings of foreign subsidiaries which were permanently reinvested was $471 at December 31, 1996.

8.  Incentive Compensation Plans
The Company sponsors the Executive Incentive Compensation Plan (EICP) which authorizes payments of awards to executive officers and other designated employees of the Company in the form of cash and common stock of the Company. The award may be deferred in part at the election of the recipient. The committee that administers the plan determines the particular recipients who are to receive awards and the amounts of their respective awards. The amounts charged to expense in 1996, 1995 and 1994 aggregated $23, $33 and $849, respectively. No awards were made under the EICP in 1996.

   The staff Incentive Compensation Plan (ICP), which authorized payment of awards in the form of cash and common stock of the Company to certain salaried employees who were not participants in the Company's EICP, was liquidated during the first quarter of 1995 with the issuance of 21,272 shares of the Company's common stock to the current participants of the program. Each share was valued at $7.919, which was the average market price of the Company's common stock over the last 20 business days of December 1994. The total gross value of the liquidation was $282. The amounts charged to expense in 1994 aggregated $134.

9.  Stock-Based Compensation Plans
The Company has an incentive stock option plan adopted in 1992 which provides for the granting of options to officers and designated employees of the Company to purchase shares of the common stock of the Company at a price not less than the market value of the common stock on the date the option is granted. In addition, incentive stock option plans adopted in 1981 and 1986 have been terminated and no new options can be granted under these plans, although unexercised options remain outstanding.

  The Company may grant options for up to 400,000 shares of common stock under each plan. Options are exercisable in whole or in part from one to ten years from the date of the grant at the discretion of the stock option committee.

  The  Company accounts for these plans using the  intrinsic value based method, under which no compensation cost was recognized at the date the option was granted. The Company has decided not to account for stock option grants using the fair value based method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation", under which compensation cost would be measured at the grant date based on the fair value of the options awarded and recognized over the vesting period. If the fair value based method had been used, the Company would have recognized additional compensation costs, net of tax, of $123 and $113 in 1996 and 1995, respectively. As a result, both primary and fully diluted earnings per common share would have been reduced by $0.02 in 1996 and
1995. Since the fair value based method has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 2.5% for both years; expected volatility of 30% for both years; risk-free interest rates of 6.06% and 7.90% for incentive stock options granted to officers and designated employees and 6.50% and 5.96% for options granted to non-employee directors; expected lives of five years for both the 1992 Plan options and the 1986 Plan options.
  A summary of the status of the Company's incentive stock option plans as of December 31, 1996 and 1995, and changes during the years then ended is presented in the table below:

                                                  1996                  1995

                                               Wtd Avg               Wtd Avg
                                              Exercise              Exercise
                                    Amount       Price     Amount      Price
Outstanding at January 1           751,598   $   12.46    744,428  $   13.26
Granted                             93,250        9.03     69,300       8.18
Exercised                          (14,900)       8.00     (9,000)      8.06
Canceled                          (119,880)      15.32    (53,130)     18.82
Outstanding at December 31         710,068       11.62    751,598      12.46
Exercisable at December 31         632,118       11.97    745,453      12.48
Weighted average fair value of
 options granted                 $    2.63              $    2.57

The following table summarizes information about options outstanding at December 31, 1996:

          Options Outstanding             Options Exercisable
           Wtd Avg
          Remaining Range of                        Wtd Avg Wtd Avg
  Amount Contractual        Exercise     Exercise   Amount  Exercise
Outstanding          Life (years)       Price         Price Exercisable    Price

193,600   7.05$   7.75-8.00$     7.88 193,600 $      7.88
186,050   7.50    8.44-11.31 8.86     108,100        8.93
179,818   4.01   12.50-14.5714.42     179,818       14.42
150,600   1.96   15.13-24.7516.48     150,600       16.48
710,068   5.32    7.75-24.7511.62     632,118       11.97

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

  The Company amortizes the full amount of the unrecognized pension actuarial gains and losses for the year on a straight-line basis over the average remaining service period of employees.
  Plan assets consist primarily of pooled equity, debt and short-term investment funds, a pooled real estate equity fund, 775,000 shares of the Company's common stock and $9,500 of the Company's Senior Notes (Note 6).

  The table below, which reflects the updated actuarial measurement at June 30, 1996, sets forth the funded status of the defined benefit pension plan and the amounts recognized in the Company's financial statements at December 31, 1996 and 1995 and for the years then ended:

                                                         1996           1995
Actuarial present value of benefit obligations:
  Vested benefits                                  $  129,922      $ 115,219
  Accumulated benefit obligation                      133,911        119,256
  Projected benefit obligation                        133,911        119,256
Plan assets at fair value                             207,886        187,382

Plan assets in excess of projected benefit obligation  73,975         68,126
Unrecognized prior service cost                         7,277          8,054
Unrecognized net gain                                 (15,139)        (9,213)
Remaining unrecognized net asset being recognized
  over 15 years                                        (2,642)        (3,523)
Prepaid pension cost                               $   63,471      $  63,444

Components of net periodic pension credit:
  Service cost                                     $    8,432      $   6,444
  Interest cost on projected benefit obligation         9,301          8,532
Actual return on plan assets                          (29,668)       (42,154)
  Net amortization and deferral                        10,708         26,493
Net periodic pension credit                        $   (1,227)     $    (685)

  The  assumptions used in measuring the actuarial value  of
projected  benefit  obligations  and  determining  the   net
periodic pension credit were:

                                                        1996      1995

Weighted average discount rate                         7.50%     7.50%
Rate of compensation increase - cash balance feature 4.25% 4.25% Weighted average expected long-term
 rate of return on plan assets                         9.64%     9.80%

Defined Contribution Pension Plans: From April 1, 1991 to December 31, 1993, the Company sponsored a defined contribution retirement plan covering salaried employees who met minimum age and length of service requirements. Contributions were based on salaries and length of service. The Company also sponsors a Section 401(k) tax deferred savings plan which covers salaried employees who meet minimum age and length of service requirements. Matching contributions are based on employee contributions and are limited to one-half of the first 3% of the employee's compensation. Effective January 1, 1994, the defined contribution retirement plan was merged into the Section 401(k) tax deferred savings plan. No additional contributions will be made to the defined contribution retirement plan. Benefits earned under the Section 401(k) tax deferred savings plan remain unchanged. The aggregate amount charged to expense for these plans was $1,742, $1,578 and $1,653 in 1996, 1995 and 1994, respectively.

Postretirement  Benefit Plan:  Employees retiring  from  the
Company and eligible for an immediate benefit from the retirement plans (generally age 55 with 15 years of service) are eligible to continue their current medical insurance coverage into retirement. The medical benefits continue to be subject to the deductibles, copayment provisions and other limitations. Retirees pay for a portion of the total cost of their medical insurance and starting with 1993 retirements, the portion of the total cost will be dependent on the individual's total Company service at retirement. The medical plans of the Company are funded on a pay-as-you-go basis.
The following table sets forth the funded status of the plan and the amounts recognized in the Company's financial statements at December 31, 1996 and 1995 and for the years then ended:

                                                       1996        1995
Actuarial present value of accumulated
 postretirement benefit obligation:

   Retirees                                         $13,854     $15,328
   Fully eligible active plan participants            2,023       1,882
   Other active plan participants                     5,724       4,954
   Accumulated unfunded postretirement benefit
      obligation                                     21,601      22,164
   Remaining unrecognized transition obligation
      being recognized over 20 years                (15,847)    (16,838)
   Unrecognized net gain (loss)                       1,363         (17)
   Accrued postretirement benefit obligation        $ 7,117     $ 5,309

Net periodic postretirement benefit cost includes the following components:

   Service cost                                     $   371     $   293
   Interest cost                                      1,546       1,610
   Amortization of unrecognized transition
   obligation                                           991         991
   Amortization of unrecognized gain                      -         (21)
Net periodic postretirement benefit cost            $ 2,908     $ 2,873

Impact of one percent increase in healthcare trend rate:
   Aggregate impact on annual service cost and
      interest cost                                 $   111     $   140
   Increase in accumulated postretirement
      benefit obligation                            $ 1,336     $ 1,371

  The accumulated postretirement benefit obligation was computed using an assumed weighted average discount rate of 7.5% in 1996 and 1995. The healthcare cost trend rate was assumed to be 10% in 1996 decreasing by 1% a year to 6% in 2000 and 5.5% in 2001 and beyond.

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

  Eligible employees are allocated the Series B stock over the term of the ten-year ESOP loan as the loan is repaid. The allocated shares vest after five years of service. At December 31, 1996, the number of allocated and unallocated shares were 606,529 and 241,396, respectively.

 The Series B stock is callable, in whole or in part, at the option of the Company, at a price per share expressed as a percentage of the issue price of $21.29. At the Company's option, the call may be satisfied by common shares, cash or a combination thereof. The call price was 112% in 1995 and decreases to 100% by 1999. The trustee may, at any time, convert each share of Series B stock into one share of common stock.
  Prior to the retirement of the ESOP debt, employees can only redeem their vested preferred shares upon death or age 70 1/2. Once the debt is retired, shares can be redeemed at retirement, termination or death. The redemption value is established at the end of each year by an independent appraiser. The latest appraised value, dated February 25, 1997, was $19.00 per preferred share. At the Company's option, redemption by an employee may be satisfied by common shares, cash or a combination thereof.

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

  Compensation  expense and interest income  for  the  years ended December 31, 1996, 1995 and 1994 were:
                                 1996        1995        1994

Compensation expense             $632        $589        $412
Interest income                  $464        $622        $546

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

13.  Commitments and Contingencies
The Company (as lessee) leases office space under operating leases having remaining non-cancelable lease terms in excess of one year. Rental expense for the years ended December 31, 1996, 1995 and 1994 amounted to $9,392, $9,438 and $9,254,
respectively.   Future  minimum  rental  payments   are   as
follows:

          1997      1998      1999      2000       2001    Thereafter

        $9,160    $8,571    $7,560    $6,886     $5,323       $13,867

  The Company (as lessor) has operating leases with tenants that provide for fixed minimum rent and reimbursement of a portion of operating costs. Additional rents for reimbursements included in rental income amounted to $247, $285, and $373 for 1996, 1995 and 1994, respectively.

 Tenant leases on commercial office and mixed-use properties have original terms of up to ten years, and leases on residential properties generally have terms of one year or less. Minimum future rental revenue from non-cancelable leases in effect at December 31, 1996 are as follows:

         1997      1998      1999      2000       2001    Thereafter

       $4,517    $3,474    $3,134    $2,917     $2,493       $14,842

 The Company has jointly and severally guaranteed completion of a $108,400 construction contract which was entered into by Turner Steiner International SA, in which the Company has a 50% interest. The Company has also guaranteed $2,750 of a $5,000 letter of credit facility and $275 of a $500 line of credit facility of Turner Steiner International SA.

   In connection with the sale of certain assets and liabilities of a construction subsidiary, the Company agreed to guaranty or otherwise indemnify their surety up to $15,000 in obtaining bonds in excess of $45,000 through December 31, 1997.

  The Company has also guaranteed up to $1,700 of a credit facility of a supplier of materials to certain of its contracts.

  The Company owns an air cargo distribution facility and is the ground lessee on the underlying land located at an air industrial park. The Company has leased the facility and land to a tenant for a term of 15 years expiring in 2010. Rental income under this lease represented 21%, 23% and 37% of total rental income for 1996, 1995 and 1994, respectively.
  The Company is a defendant in various litigation incident to its business and in some instances the amounts sought include substantial claims and counterclaims. Although the outcome of litigation cannot be predicted with certainty, in the opinion of management based on the facts known at this time, the resolution of such litigation is not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the litigation process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

14.  Other Income, net
The major components of Other Income, net are as follows:

                                          1996        1995       1994
Interest and dividend income         $   2,140     $ 1,260    $   974
Investment loss                           (155)          -        (79)
Cumulative foreign translation reversal      -           -     (1,193)
Other                                     (203)        210        296
                                     $   1,782     $ 1,470    $    (2)

15.  Business Segments
The Consolidated Statements of Operations provide segment information regarding revenues and operating expenses. Certain other financial data of the Company's business segments (construction and real estate) are presented below:

                                          1996       1995        1994
Identifiable assets at year end

Construction                        $  678,422 $  609,718  $  512,738
Real estate                             72,606     95,221     116,007
General corporate                      143,568    119,024      86,584
                                    $  894,596 $  823,963  $  715,329

Depreciation and amortization
 expense:

Construction                        $   8,525  $   7,228   $   3,144
Real estate                             3,734      3,940       5,596
General corporate                         426        358         626
                                    $  12,685  $  11,526   $   9,366

Interest expense:

Construction                        $    393   $     580   $      82
Real estate                            2,147       3,011       3,586
General corporate                      5,195       5,676       4,255
                                    $  7,735   $   9,267   $   7,923

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

  At December 31, 1996 and 1995, the fair value of notes payable was $76,954 and $90,383, respectively.
Convertible Debenture: The fair value of the convertible debenture is estimated based on the greater of the Company's year-end, risk-adjusted incremental borrowing rate for a similar debt instrument, or the value of the debt assuming conversion at the year-end stock price, which would reflect the probability of conversion by the debt holder. At December 31, 1996 and 1995, the fair value was $6,662 and $6,193, respectively.

ESOP Loan Receivable: The fair value of the loan receivable from the ESOP is estimated based on the fair value of the Company's borrowing to fund the ESOP. At December 31, 1996 and 1995, the fair value was $7,059 and $8,914, respectively.

Interest Rate Swap Agreements: The Company uses unleveraged interest rate swaps to provide fixed interest rates for selected periods of time on certain outstanding loans (Note
6). Cash settlements on the swaps occur monthly and are recorded as an adjustment to interest expense. The fair value of the interest rate swap agreements is estimated based on the discounted value of the difference between the fixed payments on the swap and the payments that would be required at current market fixed rates for a similar financial instrument. The fair value of the interest rate swap asset was $65 at December 31, 1995. The Company had no interest rate swaps outstanding at December 31, 1996.

17.  Quarterly Financial Information (Unaudited)

1996 Quarter Ended                March 31   June 30  September 30 December 31
Value of construction completed $  733,375 $ 802,978 $     912,133 $   869,288
Revenue from construction
  contracts                        593,551   708,141       756,678     779,682
Earnings from construction
 contracts                          17,812    13,199        21,201      19,939
Income (loss) before income
 taxes                               1,974    (2,772)          676        (910)
Net income (loss)                    1,086    (1,525)          375      (1,631)
Primary earnings (loss) per
 common share (a)                     0.12     (0.37)        (0.02)      (0.39)
Fully diluted earnings per
 common share (a)                     0.10        (b)           (b)         (b)

1995 Quarter Ended                March 31    June 30 September 30 December 31
Value of construction completed  $ 708,828  $ 819,842 $    889,978 $   862,847
Revenue from construction
 contracts                         609,495    685,151      740,664     691,691
Earnings from construction
 contracts                          16,398     18,174       19,019      14,948
Income (loss) before income
 taxes                               1,726      2,196        2,459      (3,120)
Net income (loss)                    1,006      1,151        1,161      (2,044)
Primary earnings (loss) per
 common share (a)                     0.11       0.13         0.13       (0.47)
Fully diluted earnings per
 common share (a)                     0.09       0.11         0.11          (b)

(a)  The quarterly per share amounts are computed independently of annual amounts.
(b)  Antidilutive
Responsibilities for Financial Reporting:
The  management  of The Turner Corporation and  Subsidiaries
has   the  responsibility  for  preparing  the  accompanying
consolidated  financial statements and for  their  integrity and objectivity.  The financial statements were prepared  in accordance  with  generally accepted  accounting  principles applied on a consistent basis and are not misstated  due  to material  error or fraud.  The financial statements  include amounts  that  are based on management's best estimates  and
judgments.   Management also prepared the other  information
in the annual report and is responsible for its accuracy and consistency with the financial statements.

  The fair presentation of the Company's financial position, results of operations and cash flows are reported on by the independent public accountants, Arthur Andersen LLP (see Report of Independent Public Accountants) for each of the three years in the period ended December 31, 1996. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen LLP during its audit were valid and appropriate.

   To fulfill the responsibility for the reporting of financial results, management maintains a system of accounting and internal controls. Management has operational and financial personnel perform procedures to provide assurance of compliance with controls and policies. In addition, based upon management's assessment of risk, operational, financial and special reviews are performed by contracted auditors to periodically test the effectiveness of selected controls. Management seeks to assure the quality of financial reporting by careful selection and training of supervisory and management personnel, by organization structures that provide an appropriate division of responsibility, and by communication of accounting and business policies and procedures throughout the Company. Management believes the internal accounting controls in use provide reasonable assurance that the Company's assets are safeguarded, that transactions are executed in accordance with management's authorizations, and that the financial records are reliable for the purpose of preparing financial statements. In addition, the Company has distributed a statement of its policies for conducting business affairs in a lawful and ethical manner and receives reports of compliance annually.

  The Board of Directors, through the Audit Committee of the Board, meets separately and jointly with management, the contracted auditors and the independent public accountants on a periodic basis to assure itself that each is carrying out its responsibilities.





Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    The information with respect to the directors and nominees for directors which will appear in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1997, is incorporated herein by reference.

Executive Officers of the Registrant

                                                       Served as an Officer
                                                       in the Capacity
Name                     Age  Office                   Indicated Since
Ellis T. Gravette, Jr.   71   Chairman of the Board,   Chairman since 08/09/96.
                              Chief Executive Officer
                              and Director
Harold J. Parmelee       59   President and Director   President since 5/11/90.
David J. Smith           56   Senior Vice President
                              and Chief Administrative
                              Officer                  Chief Administrative
                                                       Officer since 8/22/96.
Donald G. Sleeman        42   Senior Vice President,   Senior Vice President
                              Chief Financial Officer  and Chief Financial
                              and Chief Accounting     Officer since 8/22/96;
                              Officer                  Chief Accounting Officer
                                                       since 3/13/97.
Ralph W. Johnson         60   Senior Vice President    6/11/93.
Sara J. Gozo             33   Vice President,          Vice President and
                              Secretary and General    Secretary since 10/24/94;
                              Counsel                  General Counsel since
                                                       12/20/96.
Anthony C. Breu          49   Vice President and       Vice President since
                              Assistant to the         11/11/94; Assistant to
                              Chairman                 the Chairman since
                                                       12/20/96.
Richard H. Esau, Jr.     62   Vice President           6/11/93.
Robert T. Meyer          54   Vice President           3/13/97.
Francis C. O'Connor      54   Vice President           11/1/92.

    Each executive officer holds office at the pleasure of the Board of Directors.

    Each  of  the  executive officers  listed  above  is  an
employee of The Turner Corporation or Turner Construction Company and has been an employee of these companies or other construction subsidiaries in an executive, managerial or engineering capacity for the past five years except for Mr. Gravette, Mr. Smith and Ms. Gozo. From 1986-1996 Mr. Gravette served as President, Ardath Associates, Inc. From 1983 to 1993, Mr. Smith served as Vice President and Treasurer of Mack Trucks, Inc., a subsidiary of Renault. From 1976 to 1983 Mr. Smith held various executive financial positions within the Renault organization. From 1989 to 1993, Ms. Gozo practiced construction law at Shea & Gould, and until October 1994, at Thelen, Marrin, Johnson & Bridges.

Item 11.  Executive Compensation

    The information which will appear under the caption "Remuneration of Executive Officers" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1997, is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial
Owners and Management

   The information under the caption "Election of Directors" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1997 with respect to the ownership by certain beneficial owners and management of the registrant's stock is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information under the caption "Election of Directors" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1997 with respect to certain relationships and related transactions is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
and Reports on Form 8-K

 a)
Documents filed as part of this report (including documents incorporated herein by reference):

   1.     Financial Statements:
                                                                  Page No.
   - Report of Independent Public Accountants                        12
   - Consolidated Balance Sheets - as of December 31, 1996
       and 1995                                                      13
   - Consolidated Statements of Operations - for the years
       ended December 31, 1996, 1995 and 1994                        14
   - Consolidated Statements of Stockholders' Equity - for
       the years ended December 31, 1996, 1995 and 1994              15
   - Consolidated Statements of Cash Flows - for the years ended
     December 31, 1996, 1995 and 1994                                16
   - Notes to Consolidated Financial Statements                   17-30
   - Responsibilities for Financial Reporting                        31

   2. Consent of Independent Public Accountants                      39

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

3(a)(ii)Amendment dated 5/19/86.      Incorporated herein by reference to
3(a)(iii)Amendment dated 9/12/88.     Exhibit 3(a) to the Company's 1989
3(a)(iv)Amendment dated 7/10/89.      Annual Report on Form 10-K.
Exhibit No.                           Description

3(b)By-Laws, as amended               Incorporated herein by reference
       to 6/11/93.                    to Exhibit 3(b) to the Company's
                                      1993 Annual  Report on Form 10-K.

3(c)(i)Certificate of Designations    Incorporated herein by reference to
       relating to Series C 8-1/2%    Exhibit 2 to the Company's Form 8-K
       Convertible Preference Stock.  dated July 20, 1992.

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

4(a)   Shareholders' Rights   Incorporated herein by
       Agreement.             reference to the Registration
                              Statement on Form 8-A
                              dated September 9, 1988.

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

10(c)(ii)The Company's 1981    Incorporated herein by reference
      Stock Option Plan,       to Exhibit 10(c)(v) to the Company's
      as amended.              1988 Annual Report on Form 10-K.

10(c)(iii)The Company's 1986     Incorporated herein by reference
       Stock Option Plan,        to Exhibit 10(c)(vii) to the as amended
       as amended.               Company's 1988 Annual Report on
                                 Form 10-K.

10(c)(iv)The Company's 1992      Incorporated herein by reference to the
      Stock Option Plan.         Registration Statement on Form S-8.
       Option Plan.

10(c)(v)The Company's Incentive  Incorporated herein
       Compensation Plan.        by reference to Exhibit 10(c)(v) to the
                                 Company's 1983 Annual Report on Form 10-K.

Exhibit No.                      Description

10(c)(vi)The Company's           Incorporated herein by reference to
      Retirement Benefit         Exhibit 10(c)(vi) to the Company's
      amended and restated       1992 Annual Report on Form 10-K.
      as of 1/22/92.

10(c)(vii)The Company's Defined  Incorporated herein by reference
       Contribution Retirement   to Exhibit 10(c)(vii) to the Company's
       Equalization Plan.        1992 Annual Report on Form 10-K.

10(c)(viii)The Company's         Incorporated herein by reference to
       Supplemental Executive    Exhibit 10(c)(viii) to the Company's
       Defined Benefit           1992 Annual Report on Form 10-K.
       Retirement Plan.
10(c)(ix)The Company's           Incorporated herein by reference to
       Supplemental Executive    Exhibit 10(c)(ix) to the Company's
       Defined Contribution      1992 Annual Report on Form 10-K.
       Retirement Plan.
10(c)(x)Tax Deferred Savings     Incorporated herein by reference to
       Income Plan amended and   Exhibit 10(c)(ix) to the Company's
       restated as of 1/1/89.    1991 Annual Report on Form 10-K.

10(c)(xi)Option Exchange and     Incorporated herein by reference to
       Stock Purchase Plan.      Registration Statement on Form S-8,
                                 File No. 33-33867.

10(c)(xii)Employees' Retirement  Incorporated herein by reference to
       Plan - Restated as of     Exhibit 10(c)(vii) to the Company's
       1/1/87.                   1991 Annual Report on Form 10-K.

10(c)(xiii)Employees'            Incorporated herein by reference to
       Retirement Income Plan    Exhibit 10(c)(viii) to the Company's
       as of 4/1/91.             1991 Annual Report on Form 10-K.

10(c)(xiv)Directors' Retirement  Incorporated herein by reference to
          Plan. Exhibit 10(c)(xiv) to the Company's 1994 Annual Report on Form 10-K.

10(d)  Asset Purchase Agreement  Incorporated herein by reference to
       dated 6/3/92, between     Exhibit 10(d) to the Company's 1992
       Turner Steiner            Annual Report on Form 10-K.
       International SA and
       Turner International
       Industries, Inc., and
       Turner International
       (U.K.) Ltd.

10(e)  Joint Venture and         Incorporated herein by reference to
       Shareholders' Agreement   Exhibit 10(e) to the Company's 1992 Annual
       dated 6/3/92 between      Report on Form 10-K.
       The Turner Corporation
       and Karl Steiner
       Holding AG.

10(f)  Purchase Agreement dated    Incorporated herein by reference
       June 3, 1992 between Karl   to Exhibit 1 to the Company's
       Steiner Holding AG and The  Form 8-K dated July 20, 1992.
       Turner Corporation.

Exhibit No.                        Description

10(g)(i)The Company's Revolving    Incorporated herein by reference
       Credit Facility dated       to Exhibit 10(g)(i) to the Company's
       as of 12/30/92.             1993 Annual Report on Form 10-K.

10(g)(ii)Amendment No. 1 to        Incorporated herein by reference to
       Credit Agreement dated      Exhibit 10(g)(ii) to the Company's
       as of 12/31/93.             1993 Annual Report on Form 10-K.

10(g)(iii)Amended and restated
       Credit Agreement as of
       7/1/96.

10(h)  Form of Change of Control
       Agreement between The
       Turner Corporation and
       Messrs.Gravette, Parmelee,
       Smith, Sleeman, Fee, Little,
       Manteuffel, Robinson and
       Sibson, respectively, Chairman,
       President, Chief Administrative
       Officer, Chief Financial Officer,
       and Executive Vice Presidents
       dated November 20, 1996.

10(i)  Form of Change of Control
       Agreement with 58 other
       officers of parent or subsidiaries
       dated November 20, 1996.

10(j)  Note Purchase Agreement 11.74%      Incorporated herein by reference
       Senior Notes Due 2001 dated as of   to Exhibit 10(j) to the Company's
       December 1, 1994.                   1994 Annual Report on Form 10-K.

11     Computation of earnings per share.

21     Subsidiaries of the Registrant.

27(a)  Financial Data Schedule-1996.

27(b)  Financial Data Schedule-1995 Restated

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE TURNER CORPORATION

                                   Registrant

Date:  March 13, 1997                        By:
                                        E. T. Gravette, Jr.
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        and Director

   Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                 Capacity           Date

                     Director           March 13, 1997
(H. Baumann-Steiner)


                     Director           March 13, 1997
(W. G. Ehlers)


                     Director           March 13, 1997
(A. G. Fieger)


                     Chairman of the    March 13, 1997
(E. T. Gravette, Jr.)Board, Chief Executive
                     Officer and Director


                     Director           March 13, 1997
(L. Lomo)


                     Director           March 13, 1997
(C. H. Moore, Jr.)


                     President and Director  March 13, 1997
(H. J. Parmelee)


                     Senior Vice President   March 13, 1997
(D. G. Sleeman)      and Chief Financial Officer


Name                 Capacity           Date

                     Director           March 13, 1997
(P. K. Steiner)

                     Director           March 13, 1997
(G. A. Walker)

                     Director           March 13, 1997
(J. O. Whitney)

                     Director           March 13, 1997
(F. W. Zuckerman)

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to
the incorporation of our report dated February 26, 1997
included   in  this  Form  10-K,  into  the   Company's
previously  filed Registration Statements on  Form  S-8
(File Nos. 2-64509 and 33-33867).



                                    ARTHUR ANDERSEN LLP



New York, New York
March 24, 1997

                                  EXHIBIT INDEX

Exhibit No.    Description

3(a)(i) Certificate of              Incorporated herein by reference to
        Incorporation, as           Exhibit 3 to the Registration Statement
        amended to 7/10/89.         on Form S-14 of The Turner Corporation,
                                    No. 2- 90235.

3(a)(ii)Amendment dated 5/19/86.    Incorporated herein by reference to
3(a)(iii)Amendment dated 9/12/88.   Exhibit 3(a) to the Company's 1989 Annual
3(a)(iv)Amendment dated 7/10/89.    Report on Form 10-K.

3(b)    By-Laws, as amended         Incorporated herein by reference to
        to 6/11/93.                 Exhibit 3(b) to the Company's 1993 Annual
                                    Report on Form 10-K.

3(c)(i) Certificate of Designations     Incorporated herein
        relating to Series C 8-1/2%     by reference to Exhibit
        Convertible Preference Stock.   2 to the Company's Form 8-K
                                        dated July 20, 1992.

3(c)(ii)Certificate of Designations    Incorporated herein by reference to
        relating to Series D 8-1/2%    Exhibit 3 to Company's Form 8-K
        Convertible Preference Stock.  dated July 20, 1992.

3(c)(iii)Certificate of Designations   Incorporated herein by reference to
        relating to Series E 8-1/2%    Exhibit 4 to the Company's Form 8-K
        Convertible Preference Stock.  dated July 20, 1992.

4(a)    Shareholders Rights            Incorporated herein by reference to
        Agreement.                     the Registration Statement on Form 8-A
                                       dated September 9, 1988.

4(b)    Agreement regarding Security    Incorporated herein by reference to
        Holder's Rights, Obligations    Exhibit 5 to the Company's Form 8-K
        and Options.                    dated July 20, 1992.

10(c)(i)The Company's Executive         Incorporated herein by reference to
        Incentive Compensation          Exhibit 10.3 to the Registration
        Plan.                           Statement on Form S-14 of The
                                        Turner Corporation, No. 2-90235.
Exhibit No.                             Description

10(c)(ii)The Company's 1981 Stock      Incorporated herein by reference to
      Option Plan, as amended.         Exhibit 10(c)(v) to the Company's
                                       1988 Annual Report on Form 10-K.

10(c)(iii)The Company's 1986           Incorporated herein by reference to
      Stock Option Plan,               Exhibit 10(c)(vii) to the as amended
      as amended.                      Company's 1988 Annual Report on Form
                                       10-K.

10(c)(iv)The Company's 1992 Stock     Incorporated herein by reference to
     Option Plan.                     the Registration Statement on Form S-8.

10(c)(v)The Company's Incentive       Incorporated herein by reference to
      Compensation Plan.              Exhibit 10(c)(v) to the Company's
                                      1983 Annual Report on Form 10-K.

10(c)(vi)The Company's Retirement     Incorporated herein by reference to
      Benefit Equalization Plan,      Exhibit 10(c)(vi) to the Company's
      amended and restated as of      1992 Annual Report on Form 10-K.
      1/22/92.

10(c)(vii)The Company's Defined       Incorporated herein by reference to
      Contribution Retirement         Exhibit 10(c)(vii) to the Company's
      Equalization Plan.              1992 Annual Report on Form 10-K.

10(c)(viii)The Company's Supplemental Incorporated herein by reference to
      Executive Defined Benefit       Exhibit 10(c)(viii) to the Company's
      Retirement Plan.                1992 Annual Report on Form 10-K.

10(c)(ix)The Company's Supplemental    Incorporated herein by reference to
      Executive Defined Contribution   Exhibit 10(c)(ix) to the Company's
      Retirement Plan.                 1992 Annual Report on Form 10-K.

10(c)(x)Tax Deferred Savings           Incorporated herein by reference to
      Income Plan amended and          Exhibit 10(c)(ix) to the Company's
      restated as of 1/1/89.           1991 Annual Report on Form 10-K.

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

10(c)(xiii)Employees' Retirement       Incorporated herein by reference to
      Income Plan as of 4/1/91.        Exhibit 10(c)(viii) to the Company's
                                       1991 Annual Report on Form 10-K.

10(c)(xiv)Directors' Retirement Plan.  Incorporated herein by reference to
                                       Exhibit 10(c)(xiv) to the Company's
                                       1994 Annual Report on Form 10-K.

Exhibit No.                           Description

10(d)Asset Purchase Agreement         Incorporated herein by reference to
        dated 6/3/92, between         Exhibit 10(d) to the Company's 1992
        Turner Steiner International  Annual Report on Form 10-K.
        SA and Turner International
        Industries, Inc., and Turner
        International (U.K.)
        Ltd.

10(e)   Joint Venture and             Incorporated herein by reference to
        Shareholders'Agreement dated  Exhibit 10(e) to the Company's 1992
        6/3/92 between The Turner     Annual Report on Form 10-K.
        Corporation and Karl
        Steiner Holding AG.

10(f)   Purchase Agreement dated      Incorporated herein by reference to
        June 3, 1992 between Karl     Exhibit 1 to the Company's Form 8-K
        Steiner Holding AG and The    dated July 20, 1992.
        Turner Corporation.

10(g)(i)The Company's Revolving       Incorporated herein by reference to
        Credit Facility dated as of   Exhibit 10(g)(i) to the Company's
        12/30/92.                     1993 Annual Report on Form 10-K.

10(g)(ii)Amendment No. 1 to           Incorporated herein by reference to
        Credit Agreement dated        Exhibit 10(g)(ii) to the Company's
        as of 12/31/93.               1993 Annual Report on Form 10-K.

10(g)(iii)Amended and restated
        Credit Agreement as of 7/1/96.

10(h)   Form of Change of Control
        Agreement between The Turner
        Corporation and Messrs. Gravette,
        Parmelee, Smith, Sleeman, Fee,
        Little, Manteuffel, Robinson and
        Sibson, respectively, Chairman,
        President, Chief Administrative
        Officer, Chief Financial Officer, and
        Executive Vice Presidents dated
        November 20, 1996.

10(i)   Form of Change of Control
        Agreement with 58 other
        officers of parent or subsidiaries
        dated November 20, 1996.

10(j)   Note Purchase Agreement 11.74%     Incorporated herein by reference to
        Senior Notes Due 2001 dated as of  Exhibit 10(j) to the Company's
        December 1, 1994.                  1994 Annual Report on Form 10-K.

11      Computation of earnings per share.

21      Subsidiaries of the Registrant.

27(a)   Financial Data Schedule-1996.

27(b)   Financial Data Schedule-1995 Restated.

                        $41,250,000

                    AMENDED AND RESTATED
                      CREDIT AGREEMENT
                        dated as of
                     December 30, 1992
               and amended and restated as of
                        July 1, 1996
                           among
                  The Turner Corporation,
                        as Borrower,
                Turner Construction Company,
                       as Guarantor,
                  The Banks Party Hereto,

                            and

         Morgan Guaranty Trust Company of New York,
                          as Agent
                     TABLE OF CONTENTS
                                                        Page

     ARTICLE 1

                        DEFINITIONS

           1.1.  Definitions                              1
           1.2.  Accounting Terms and Determinations     16

     ARTICLE 2

                        THE CREDITS

           2.1.  Commitments to Lend                     16
           2.2.  Method of Borrowing                     17
           2.3.  Notes                                   18
           2.4.  Maturity of Loans                       19
           2.5.  Interest Rates                          19
           2.6.  Fees                                    23
           2.7.  Optional Termination or Reduction of
           Commitments                                   23
           2.8.  Method of Electing Interest Rates       24
           2.9.  Mandatory Termination of Commitments    25
           2.10. Optional Prepayments                    25
           2.11. General Provisions as to Payments       26
           2.12. Funding Losses                          27
           2.13. Computation of Interest and Fees        27
           2.14. Letters of Credit                       27


                         ARTICLE 3

                         CONDITIONS

           3.1.  Effective Date                          31
           3.2.  Borrowings and Issuances of Letters
           of Credit                                     32

     ARTICLE 4

       REPRESENTATIONS AND WARRANTIES OF THE BORROWER

           4.1.  Corporate Existence and Power           33
           4.2.  Corporate and Governmental
           Authorization; No Contravention               33
           4.3.  Binding Effect                          34
           4.4.  Financial Information                   34
           4.5.  Litigation                              34
           4.6.  Compliance with ERISA                   34
           4.7.  Environmental Matters                   35
           4.8.  Compliance with Laws                    35
           4.9.  Contractual Arrangements                35
           4.10. Taxes                                   35
           4.11. Subsidiaries                            36
           4.12. Not an Investment Company               36
           4.13. Full Disclosure                         36

     ARTICLE 5

                         COVENANTS

           5.1.  Information                             36
           5.2.  Payment of Obligations                  40
           5.3.  Maintenance of Property; Insurance      40
           5.4.  Conduct of Business and Maintenance
           of Existence                                  41
           5.5.  Compliance with Laws                    41
           5.6.  Inspection of Property, Books and
           Records                                       42
           5.7.  Current Ratio                           43
           5.8.  Debt                                    43
           5.9.  Minimum Consolidated Adjusted Net
           Worth                                         43
           5.10. Fixed Charge Coverage                   43
           5.11. Cash Flow Restriction                   43
           5.12. Debt of Guarantor                       44
           5.13. Clean-up Period                         44
           5.14. Investments                             45
           5.15. Negative Pledge                         46
           5.16. Consolidations, Mergers and Sales of
           Assets                                        47
           5.17. Use of Proceeds                         47

     ARTICLE 6

                          DEFAULTS

           6.1.  Events of Default                       48
           6.2.  Notice of Default                       50
           6.3.  Cash Cover                              51

     ARTICLE 7

                         THE AGENT

           7.1.  Appointment and Authorization           51
           7.2.  Agent and Affiliates                    51
           7.3.  Action by Agent                         51
           7.4.  Consultation with Experts               51
           7.5.  Liability of Agent                      52
           7.6.  Indemnification                         52
           7.7.  Credit Decision                         52
           7.8.  Successor Agent                         53
           7.9.  Agent's Fee                             53

     ARTICLE 8

                  CHANGE IN CIRCUMSTANCES

           8.1.  Basis for Determining Interest Rate
           Inadequate or Unfair                          53
           8.2.  Illegality                              54
           8.3.  Increased Cost and Reduced Return       55
           8.4.  Taxes                                   56
           8.5.  Base Rate Loans Substituted for
           Affected Fixed Rate Loans                     58

     ARTICLE 9

                          GUARANTY

           9.1.  The Guaranty                            59
           9.2.  Guaranty Unconditional                  59
           9.3.  Discharge Only Upon Payment In Full;
           Reinstatement In Certain Circumstances        60
           9.4.  Waiver by the Guarantor                 60
           9.5.  Subrogation                             61
           9.6.  Stay of Acceleration                    61
           9.7.  Limit of Liability                      61

     ARTICLE 10

                       MISCELLANEOUS

           10.1.  Notices                                61
           10.2.  No Waivers                             62
           10.3.  Expenses; Indemnification              62
           10.4.  Sharing of Set-Offs                    63
           10.5.  Amendments and Waivers                 63
           10.6.  Successors and Assigns                 64
           10.7.  Collateral                             66
           10.8.  Governing Law                          66
           10.9.  Counterparts; Integration              66
           10.10. WAIVER OF JURY TRIAL                   66
           10.11. Prepayments of Loans on the
           Effective Date                                66
           10.12. Intercreditor Agreement                66
           10.13. Role of Chemical Bank                  67

     Pricing Schedule

     Exhibit A      Note
                    Exhibit B-1         Opinion of Counsel
                    for the Borrower
                    and the Guarantor
                    EXHIBIT B-2         Opinion of General
                    Counsel of
                    the Borrower and the Guarantor
                    Exhibit C      Opinion of Special
                    Counsel for the
                    Agent
     Exhibit D      Assignment and Assumption Agreement
     Exhibit E      Extension Agreement
     Schedule A     Subsidiaries of the Borrower Not
                    Engaged in the Real Estate
                    Development Business
     Schedule B     Subsidiaries of the Borrower Engaged
                    in the Real Estate Development
                    Business
     Schedule C     Designated Joint Ventures and Designated
                    Joint Venture Agreements
     Annex A        Waiver dated as of July 9, 1992
     Annex B        Memorandum from R.E. Bailey dated
                    June 24, 1992
           AGREEMENT dated as of July 1, 1996 among THE
TURNER CORPORATION, TURNER CONSTRUCTION COMPANY, the BANKS party hereto and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Agent.

                   W I T N E S S E T H :

           WHEREAS, the parties hereto (other than BANK ONE, COLUMBUS, N.A.) are parties to a Credit Agreement dated as of December 30, 1992, as amended;
           WHEREAS, CHEMICAL BANK desires to reduce its Commitment under the Agreement to zero and cease to be a party to the Agreement on the Effective Date; and
           WHEREAS, the parties hereto (other than CHEMICAL
BANK) wish, upon satisfaction of the conditions set forth in
Section 3.1 hereof, to amend and restate the Agreement as set forth herein and to add BANK ONE, COLUMBUS, N.A. as a party thereto;
           NOW, THEREFORE, the parties hereto agree as follows:
                        DEFINITIONS
           . The following terms, as used herein, have the following meanings:
           "Adjusted CD Rate" has the meaning set forth in
Section 0.
           "Adjusted London Interbank Offered Rate" has the meaning set forth in Section 0.
           "Administrative Questionnaire" means, with respect to each Bank, an administrative questionnaire in the form prepared by the Agent and submitted to the Agent (with a copy to the Borrower) duly completed by such Bank.
           "Agent" means Morgan Guaranty Trust Company of New York in its capacity as agent for the Banks hereunder, and its successors in such capacity.
           "Agreement", when used with reference to this Agreement, means this Agreement as in effect from time to time prior to the Effective Date, as amended and restated by the Amendment as of the Effective Date and as further amended from time to time thereafter.
           "Amendment" means this agreement dated as of July 1, 1996 amending and restating the Agreement.
           "Applicable Lending Office" means, with respect to any Bank, (i) in the case of its Domestic Loans, its Domestic Lending Office and (ii) in the case of its Euro-Dollar Loans, its Euro-Dollar Lending Office.
           "Assessment Rate" has the meaning set forth in
Section 0.
           "Assets Attributable to Minority Interests" at any date means, with respect to any asset that (i) would be reflected on the consolidated balance sheet of the Borrower and its Consolidated Subsidiaries if such balance sheet were prepared as of such date and (ii) is owned by a Consolidated Subsidiary that is not wholly owned by the Borrower, a percentage of the amount of such asset that would be reflected on such balance sheet that is equal to the percentage of the equity of such Consolidated Subsidiary that would be reflected as a minority interest on such balance sheet.
           "Assignee" has the meaning set forth in Section
0.
           "Backlog Earnings" with respect to any
construction project on any date means that portion of the Backlog Volume with respect to such construction project as of such date that is attributable to earnings expected to be realized after such date from a contract theretofore obtained but not yet completed with respect to such construction project.
           "Backlog Volume" with respect to any construction project on any date means construction costs expected to be incurred in respect of, and earnings expected to be realized from, a contract theretofore obtained but not yet completed with respect to such construction project, in each case as of such date.
           "Bank" means each bank listed on the signature pages hereof, each Assignee which becomes a Bank pursuant to
Section 0, and their respective successors and shall include, as the context may require, any Bank in its capacity as an Issuing Bank.
           "Base Rate" means, for any day, a rate per annum equal to the higher of (i) the Prime Rate for such day and
(ii) the sum of 1/2 of 1% plus the Federal Funds Rate for such day.
           "Base Rate Loan" means (i) a Loan which bears interest at the Base Rate pursuant to the applicable Notice of Borrowing or Notice of Interest Rate Election or the provisions of Article or (ii) an overdue amount which was a Base Rate Loan immediately before it became overdue.

           "Base Rate Margin" means a rate per annum determined in accordance with the Pricing Schedule.
           "Benefit Arrangement" means at any time an employee benefit plan within the meaning of Section 3(3) of ERISA which is not a Plan or a Multiemployer Plan and which is maintained or otherwise contributed to by any member of the ERISA Group.
           "Borrower" means The Turner Corporation, a
Delaware corporation, and its successors.
           "Borrower's 1995 Form 10-K" means the Borrower's annual report on Form 10-K for 1995, as filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.
           "Borrowing" means a borrowing hereunder
consisting of Loans made to the Borrower on the same day pursuant to Article, all of which Loans are of the same type (subject to Article) and have the same initial Interest Period. A Borrowing is a "Domestic Borrowing" if such Loans are Domestic Loans or a "Euro-Dollar Borrowing" if such Loans are Euro-Dollar Loans. A Domestic Borrowing is a "CD Borrowing" if such Domestic Loans are CD Loans or a "Base Rate Borrowing" if such Domestic Loans are Base Rate Loans.
           "CD Base Rate" has the meaning set forth in
Section 0.
           "CD Loan" means (i) a Loan which bears interest at a CD Rate pursuant to the applicable Notice of Borrowing or Notice of Interest Rate Election or (ii) an overdue amount which was a CD Loan immediately before it became overdue.
           "CD Margin" means a rate per annum determined in accordance with the Pricing Schedule.
           "CD Rate" means a rate of interest determined pursuant to Section 0 on the basis of an Adjusted CD Rate.
           "CD Reference Banks" means The Bank of New York and Morgan Guaranty Trust Company of New York.
           "Commitment" means (i) with respect to any Bank listed on the signature pages hereof, the amount set forth opposite the name of such Bank as its Commitment on such signature pages or (ii) with respect to any Assignee, the amount of the transferor Bank's Commitment assigned to such Assignee pursuant to Section 10.6(c), in each case as such amount may be reduced from time to time pursuant to Section or changed as a result of an assignment pursuant to Section 10.6(c).
           "Consolidated Adjusted Current Assets" means at any date the consolidated current assets of the Borrower and its Consolidated Subsidiaries determined as of such date on the assumption that all real estate of the Borrower and its Consolidated Subsidiaries which on such date is held for sale is a current asset.
           "Consolidated Adjusted Current Liabilities" means at any date (i) the consolidated current liabilities of the Borrower and its Consolidated Subsidiaries plus (ii) the current liabilities of any Person (other than the Borrower or a Consolidated Subsidiary) which are Guaranteed by the Borrower or a Consolidated Subsidiary, all determined as of such date on the assumption that consolidated current liabilities includes all obligations of the Borrower or a Consolidated Subsidiary of which the Borrower reasonably expects the obligor would be relieved (by discharge, assumption by a third party or otherwise) upon sale of real estate which on such date is held for sale; provided that consolidated current liabilities of the Borrower and its Consolidated Subsidiaries shall not include any payments of principal of the Loans.
           "Consolidated Adjusted Net Worth" means at any date the consolidated stockholders' equity of the Borrower and its Consolidated Subsidiaries, determined as of such date, minus the amount of any investment in any joint venture, partnership or other joint enterprise (except a Designated Joint Venture or a Joint General Contractor Arrangement) that would be reflected on a consolidated balance sheet of the Borrower and its Consolidated Subsidiaries if such balance sheet were prepared as of such date.
           "Consolidated Adjusted Total Assets" means at any date the total consolidated assets of the Borrower and its Consolidated Subsidiaries, determined as of such date, after deducting therefrom (i) Assets Attributable to Minority Interests and (ii) treasury stock, goodwill, trademarks, trade names, patents and deferred charges, unamortized debt discount and all other intangible assets of the Borrower and its Consolidated Subsidiaries.
           "Consolidated Debt" means at any date the Debt of the Borrower and its Consolidated Subsidiaries, determined on a consolidated basis as of such date.
           "Consolidated Subsidiary" means at any date any Subsidiary or other entity the accounts of which would be consolidated with those of the Borrower in its consolidated financial statements if such statements were prepared as of such date.
           "Debt" of any Person means at any date, without duplication, (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable arising in the ordinary course of business, (iv) all obligations of such Person as lessee which are capitalized in accordance with generally accepted accounting principles,
(v) all non-contingent obligations (and, for purposes of Section 5.15 and the definitions of Material Debt and Material Financial Obligations, all contingent obligations) of such Person to reimburse or prepay any bank or other Person in respect of amounts paid or payable under a letter of credit or similar instrument, (vi) all Debt secured by a Lien on any asset of such Person, whether or not such Debt is otherwise an obligation of such Person and (vii) all Debt of others Guaranteed by such Person.
           "Default" means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.
           "Derivatives Obligations" of any Person means all obligations (after giving effect to any applicable netting provisions) of such Person in respect of any rate swap transaction, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of the foregoing transactions) or any combination of the foregoing transactions.
           "Designated Joint Venture" means any joint venture listed on Schedule C hereto.
           "Designated Joint Venture Agreement" means any agreement listed on Schedule C hereto.
           "Domestic Business Day" means any day except a Saturday, Sunday or other day on which commercial banks in New York City are authorized by law to close.
           "Domestic Lending Office" means, as to each Bank, its office located at its address set forth in its Administrative Questionnaire (or identified in its Administrative Questionnaire as its Domestic Lending Office) or such other office as such Bank may hereafter designate as its Domestic Lending Office by notice to the Borrower and the Agent; provided that any Bank may so designate separate Domestic Lending Offices for its Base Rate Loans, on the one hand, and its CD Loans, on the other hand, in which case all references herein to the Domestic Lending Office of such Bank shall be deemed to refer to either or both of such offices, as the context may require.
           "Domestic Loans" means CD Loans or Base Rate
Loans or both.
           "Domestic Reserve Percentage" has the meaning set forth in Section 0.
           "Effective Date" means the date on which the Agent shall have received all the documents and payments specified in or pursuant to Section.
           "Environmental Laws" means any and all federal, state, local and foreign statutes, laws, judicial decisions, regulations, ordinances, rules, judgments, orders, decrees, plans, injunctions, permits, concessions, grants, franchises, licenses, agreements and other governmental restrictions relating to the environment, the effect of the environment on human health or to emissions, discharges or releases of pollutants, contaminants, Hazardous Substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, Hazardous Substances or wastes or the clean-up or other remediation thereof.

           "ERISA" means the Employee Retirement Income
Security Act of 1974, as amended, or any successor statute.
           "ERISA Group" means the Borrower, any Subsidiary and all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower or any Subsidiary, are treated as a single employer under Section 414 of the Internal Revenue Code.
           "Euro-Dollar Business Day" means any Domestic Business Day on which commercial banks are open for international business (including dealings in dollar deposits) in London.
           "Euro-Dollar Lending Office" means, as to each Bank, its office, branch or affiliate located at its address set forth in its Administrative Questionnaire (or identified in its Administrative Questionnaire as its Euro-Dollar Lending Office) or such other office, branch or affiliate of such Bank as it may hereafter designate as its Euro-Dollar Lending Office by notice to the Borrower and the Agent.
           "Euro-Dollar Loan" means (i) a Loan which bears interest at a Euro-Dollar Rate pursuant to the applicable Notice of Borrowing or Notice of Interest Rate Election or
(ii) an overdue amount which was a Euro-Dollar Loan immediately before it became overdue.
           "Euro-Dollar Margin" means a rate per annum determined in accordance with the Pricing Schedule.
           "Euro-Dollar Rate" means a rate of interest determined pursuant to Section 0 on the basis of an Adjusted London Interbank Offered Rate.
           "Euro-Dollar Reference Banks" means the principal London offices of The Bank of New York and Morgan Guaranty Trust Company of New York.
           "Euro-Dollar Reserve Percentage" has the meaning set forth in Section 0.
           "Event of Default" has the meaning set forth in Section.
           "Federal Funds Rate" means, for any day, the rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Domestic Business Day next succeeding such day, provided that (i) if such day is not a Domestic Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Domestic Business Day as so published on the next succeeding Domestic Business Day, and (ii) if no such rate is so published on such next succeeding Domestic Business Day, the Federal Funds Rate for such day shall be the average rate quoted to Morgan Guaranty Trust Company of New York on such day on such transactions as determined by the Agent.
           "Fiscal Quarter" means a fiscal quarter of the Borrower.
           "Fiscal Year" means a fiscal year of the Borrower.
           "Fixed Charge Ratio" for any period means Income Available for Fixed Charges for such period divided by Fixed Charges for such period.
           "Fixed Charges" for any period means (i) interest expense (including interest expense under capital leases) and rental expense under operating leases, to the extent deducted in determining the consolidated net income of the Borrower and its Consolidated Subsidiaries for such period, and (ii) dividends on preferred stock of the Borrower and its Consolidated Subsidiaries for such period.
           "Fixed Rate Borrowing" means a CD Borrowing or a
Euro-Dollar Borrowing.
           "Fixed Rate Loans" means CD Loans or Euro-Dollar
Loans or both.
           "Group of Loans" means at any time a group of Loans consisting of (i) all Base Rate Loans having the same Interest Period at such time, (ii) all Euro-Dollar Loans having the same Interest Period at such time or (iii) all CD Loans having the same Interest Period at such time, provided that, if a Loan of any particular Bank is converted to or made as a Base Rate Loan pursuant to Article, such Loan shall be included in the same Group or Groups of Loans from time to time as it would have been in if it had not been so converted or made.
           "Guarantee" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (ii) entered into for the purpose of assuring in any other manner the holder of such Debt of the payment thereof or to protect such holder against loss in respect thereof (in whole or in part), provided that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.
           "Guarantor" means Turner Construction Company, a New York corporation, and its successors.
           "Hazardous Substances" means any toxic,
radioactive, caustic or otherwise hazardous substance, including petroleum, its derivatives, by-products and other hydrocarbons, or any substance having any constituent elements displaying any of the foregoing characteristics.
           "Income Available for Fixed Charges" for any period means the consolidated net income of the Borrower and its Consolidated Subsidiaries for such period, plus (to the extent deducted in determining such consolidated net income), without duplication:
                      (i)     income taxes,
                     (ii)     depreciation and amortization,
          (iii) Fixed Charges, and
                    (iv) any reduction in the carrying value
                of the Borrower's Rickenbacker Facility
                minus:
                    (v)  any increase during such period in
                the carrying value of the Borrower's
                Rickenbacker Facility, to the extent that such increase is included in such consolidated net income.
          "Indemnitee" has the meaning set forth in Section
0.
          "Intercreditor Agreement" means the Intercreditor Agreement dated as of December 20, 1994, between the institutional investors and the banks listed on the signature pages thereof.
                with respect to each Euro-Dollar Loan, the period commencing on the date of borrowing specified in the applicable Notice of Borrowing or on the date specified in an applicable Notice of Interest Rate Election and ending one, two, three or six months thereafter, as the Borrower may elect in the applicable notice; provided that:
          (a) any Interest Period which would otherwise end on a day which is not a Euro-Dollar Business Day shall be extended to the next succeeding Euro-Dollar Business Day unless such Euro-Dollar Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Euro-Dollar Business Day;
          (b) any Interest Period which begins on the last Euro-Dollar Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (c) below, end on the last Euro-Dollar Business Day of a calendar month; and
          (c) any Interest Period which would otherwise end after the Termination Date shall end on the Termination Date.
                 with respect to each CD Loan, the period commencing on the date of borrowing specified in the applicable Notice of Borrowing or on the date specified in an applicable Notice of Interest Rate Election and ending 30, 60, 90 or 180 days thereafter, as the Borrower may elect in the applicable notice; provided that:
          (a) any Interest Period (other than an Interest Period determined pursuant to clause (b) below) which would otherwise end on a day which is not a Euro-Dollar Business Day shall be extended to the next succeeding Euro-Dollar Business Day; and
          (b) any Interest Period which would otherwise end after the Termination Date shall end on the Termination Date.
                 with respect to each Base Rate Loan, the period commencing on the date of borrowing specified in the applicable Notice of Borrowing or on the date specified in an applicable Notice of Interest Rate Election and ending 30 days thereafter, and each successive period of 30 days commencing on the last day of the immediately preceding Interest Period applicable thereto; provided that:
          (a) any Interest Period (other than an Interest Period determined pursuant to clause (b) below) which would otherwise end on a day which is not a Euro-Dollar Business Day shall be extended to the next succeeding Euro-Dollar Business Day; and
          (b) any Interest Period which begins before the Termination Date and would otherwise end after the Termination Date shall end on the Termination Date.
          "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended, or any successor statute.
          "Investment" means any investment in any Person, whether by means of share purchase, capital contribution, loan, Guarantee, time deposit or otherwise (but not including any demand deposit).
          "Issuing Bank" means Morgan Guaranty Trust Company of New York.
          "Joint General Contractor Arrangement" means an arrangement pursuant to which a Subsidiary of the Borrower engaged in the construction business and one or more other entities act as co-general contractors or co-construction managers or in a similar capacity with respect to a specific construction project or group of construction projects; provided that such arrangement does not involve an Investment in real property by the Borrower, such Subsidiary or any such other entity.
          "Letter of Credit" means a letter of credit issued hereunder by an Issuing Bank.
          "Letter of Credit Exposure" means, with respect to any Bank at any time, the sum of (x) such Bank's ratable share of all Reimbursement Obligations then owing to the Issuing Banks and (y) such Bank's ratable participation in the aggregate amount then available or thereafter to become available for drawing under the terms of all Letters of Credit then outstanding.
          "Leverage Ratio" means at any date Consolidated Debt at such date divided by Consolidated Adjusted Net Worth at such date.
          "Lien" means, with respect to any asset, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind, or any other type of preferential arrangement that has the practical effect of creating a security interest, in respect of such asset. For the purposes of this Agreement, the Borrower or any Subsidiary shall be deemed to own subject to a Lien any asset which it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such asset.
          "Loan" means a loan made by a Bank pursuant to Section; provided that, if any such loan or loans (or portions thereof) are combined or subdivided pursuant to a Notice of Interest Rate Election, the term "Loan" shall refer to the combined principal amount resulting from such combination or to each of the separate principal amounts resulting from such subdivision, as the case may be.
          "London Interbank Offered Rate" has the meaning set forth in Section 0.
          "Material Debt" means Debt (other than the Notes) of the Borrower and/or one or more of its Subsidiaries, arising in one or more related or unrelated transactions, in an aggregate principal or face amount exceeding $1,000,000.
          "Material Financial Obligations" means payment or collateralization obligations in respect of Derivatives Obligations and/or a principal or face amount of Debt of the Borrower and/or one or more of its Subsidiaries, arising in one or more related or unrelated transactions, exceeding in the aggregate $1,000,000.
          "Material Plan" means at any time a Plan or Plans having aggregate Unfunded Liabilities in excess of $5,000,000.
          "Multiemployer Plan" means at any time an employee pension benefit plan within the meaning of Section 4001(a)(3) of ERISA to which any member of the ERISA Group is then making or accruing an obligation to make contributions or has within the preceding five plan years made contributions, including for these purposes any Person which ceased to be a member of the ERISA Group during such five year period.
          "Notes" means promissory notes of the Borrower, substantially in the form of Exhibit 0 hereto, evidencing the obligation of the Borrower to repay the Loans, and "Note" means any one of such promissory notes issued hereunder.

          "Notice of Borrowing" has the meaning set forth in Section.
          "Notice of Interest Rate Election" has the meaning set forth in Section.
          "Notice of Letter of Credit Issuance" has the meaning set forth in Section 0.
          "Parent" means, with respect to any Bank, any Person controlling such Bank.
          "Participant" has the meaning set forth in Section
0.
          "PBGC" means the Pension Benefit Guaranty
Corporation or any entity succeeding to
          any or all of its functions under ERISA.
          "Person" means an individual, a corporation, a limited liability company, a partnership, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.
          "Plan" means at any time an employee pension benefit plan (other than a Multiemployer Plan) which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Internal Revenue Code and either (i) is maintained, or contributed to, by any member of the ERISA Group for employees of any member of the ERISA Group or (ii) has at any time within the preceding five years been maintained, or contributed to, by any Person which was at such time a member of the ERISA Group for employees of any Person which was at such time a member of the ERISA Group.
          "Pricing Schedule" means the Pricing Schedule attached hereto.
          "Prime Rate" means the rate of interest publicly announced by Morgan Guaranty Trust Company of New York in New York City from time to time as its Prime Rate.
          "Quarterly Payment Dates" means each March 31, June 30, September 30 and December 31.
          "Reference Banks" means the CD Reference Banks or the Euro-Dollar Reference Banks, as the context may require, and "Reference Bank" means any one of such Reference Banks.
          "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System, as in effect from time to time.
          "Reimbursement Obligations" means the obligations of the Borrower to reimburse the Issuing Banks for drawings under the Letters of Credit.
          "Required Banks" means at any time Banks having at least 66 2/3% of the aggregate amount of the Commitments or, if the Commitments shall have been terminated, holding Loans and/or having Letter of Credit Exposures equal in amount to at least 66 2/3% of the sum of the aggregate principal amount of the Loans and the aggregate amount of the Letter of Credit Exposures then outstanding.
          "Revolving Credit Period" means the period from and including the Effective Date to but not including the Termination Date.
          "Rickenbacker Guaranty" means the amended Guaranty dated as of November 1, 1992 from the Guarantor and the Borrower to Bank One, Columbus, N.A. pursuant to which the Borrower and the Guarantor have agreed to guarantee certain obligations of Rickenbacker Holdings, Inc., as amended from time to time.
          "Rickenbacker Facility" means the amended
Reimbursement Agreement dated as of November 1, 1992 between Rickenbacker Port Authority and Rickenbacker Holdings, Inc., as amended from time to time.
          "Schedule A Subsidiary" means any corporation set forth on Schedule A hereto.
          "Schedule B Subsidiary" means any corporation set forth on Schedule B hereto.
          "Subsidiary" means, as to any Person, any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned by such Person. Unless otherwise specified, "Subsidiary" means a Subsidiary of the Borrower.
          "Temporary Cash Investment" means any Investment in (i) direct obligations of the United States or any agency thereof, or obligations guaranteed by the United States or any agency thereof, (ii) obligations of any state or municipality, or any agency or instrumentality thereof, that are rated at least AA or SP-1 by Standard & Poor's Ratings Services or Aa or MIG-1 by Moody's Investors Service, Inc.,
(iii) commercial paper rated, or money market preferred stock issued by Persons whose commercial paper is rated, at least A-1 by Standard & Poor's Ratings Services or P-1 by Moody's Investors Service, Inc., (iv) time deposits with, including certificates of deposit issued by, or banker's acceptances issued by, any office of any bank or trust company which (A) is organized under the laws of the United States or any state thereof, Japan or a country that is a member of the European Economic Community and (B) has capital, surplus and undivided profits aggregating at least $50,000,000 (or the equivalent thereof in foreign currency) or (v) repurchase agreements with respect to securities described in clause (i) above entered into with an office of a bank or trust company meeting the criteria specified in clause (iv) above, provided in each case that such Investment matures within one year from the date of acquisition thereof by the Borrower or a Subsidiary.
          "Termination Date" means July 1, 1999 (or July 1, 2000 or July 1, 2001 if the Revolving Credit Period shall have been extended to such date pursuant to Section 0) or, if such day is not a Euro-Dollar Business Day, the next succeeding Euro-Dollar Business Day unless such Euro-Dollar Business Day falls in another calendar month, in which case the Termination Date shall be the next preceding Euro-Dollar Business Day.
          "Turner Development Corporation" means Turner Development Corporation, a Delaware corporation, and its successors.
          "Turner Investment Corporation" means Turner
Investment Corporation, a Delaware corporation, and its successors.
          "Unfunded Liabilities" means, with respect to any Plan at any time, the amount (if any) by which (i) the value of all benefit liabilities under such Plan, determined on a plan termination basis using the assumptions prescribed by the PBGC for purposes of Section 4044 of ERISA, exceeds (ii) the fair market value of all Plan assets allocable to such liabilities under Title IV of ERISA (excluding any accrued but unpaid contributions), all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of a member of the ERISA Group to the PBGC or any other Person under Title IV of ERISA.
          "United States" means the United States of
America, including the States thereof and the District of Columbia, but excluding its territories and possessions.
            Accounting Terms and Determinations. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with generally accepted accounting principles as in effect from time to time, applied on a basis consistent (except for changes concurred in by the Borrower's independent public accountants) with the most recent audited consolidated financial statements of the Borrower and its Consolidated Subsidiaries delivered to the Banks; provided that, if the Borrower notifies the Agent that the Borrower wishes to amend any covenant in Article to eliminate or otherwise adjust for the effect of any change in generally accepted accounting principles on the operation of such covenant (or if the Agent notifies the Borrower that the Required Banks wish to amend Article for such purpose), then the Borrower's compliance with such covenant shall be determined on the basis of generally accepted accounting principles in effect immediately before the relevant change in generally accepted accounting principles became effective, until either such notice is withdrawn or such covenant is amended in a manner satisfactory to the Borrower and the Required Banks.


                        THE CREDITS
          . Commitments to Lend. (a) Each Bank severally agrees, on the terms and conditions set forth in this Agreement, to make loans to the Borrower from time to time during the Revolving Credit Period, provided that, immediately after each such loan is made, the sum of the aggregate outstanding principal amount of Loans by such Bank plus its Letter of Credit Exposure shall not exceed the amount of its Commitment. Each Borrowing hereunder shall be in an aggregate principal amount of $5,000,000 or any larger multiple of $1,000,000 (except that any such Borrowing may be in the aggregate amount of the unused Commitments) and shall be made from the several Banks ratably in proportion to their respective Commitments. Within the foregoing limits, the Borrower may borrow under this Section, repay or prepay Loans to the extent permitted by Section and reborrow at any time during the Revolving Credit Period under this Section.
              The Revolving Credit Period may be extended, in the manner set forth in this subsection (b), on July
  1, 1997 and/or on July 1, 1998 (in either case the "Extension Date"), in each case for a period of one year after the date on which the Revolving Credit Period would otherwise have expired. If the Borrower wishes to request an extension of the Revolving Credit Period on an Extension Date, it shall give written notice to that effect to the Agent not less than 60 nor more than 90 days prior to such Extension Date, whereupon the Agent shall notify each of the Banks of such notice. Each Bank will use its best efforts to respond to such request, whether affirmatively or negatively, within 30 days after receiving notice from the Agent. If all Banks respond affirmatively, then, subject to receipt by the Agent prior to such Extension Date of counterparts of an Extension Agreement in substantially the form of Exhibit
  E hereto duly completed and signed by all of the parties hereto, the Revolving Credit Period shall be extended, effective on such Extension Date, to July 1, 2000 or July 1, 2001, as the case may be.
          . Method of Borrowing.(a) The Borrower shall give the Agent notice (a "Notice of Borrowing") not later than 11:00 A.M. (New York City time) on (x) the date of each Base Rate Borrowing, (y) the second Domestic Business Day before each CD Borrowing and (z) the third Euro-Dollar Business Day before each Euro-Dollar Borrowing, specifying:
            the date of such Borrowing, which shall be a Domestic Business Day in the case of a Domestic Borrowing or a Euro-Dollar Business Day in the case of a Euro-Dollar Borrowing;
        the aggregate amount of such Borrowing;
        whether the Loans comprising such Borrowing are to bear interest initially at the Base Rate, a CD Rate or a Euro-Dollar Rate; and
        in the case of a Fixed Rate Borrowing, the duration of the initial Interest Period applicable thereto, subject to the provisions of the definition of Interest Period.
              Upon receipt of a Notice of Borrowing, the Agent shall promptly notify each Bank of the contents thereof and of such Bank's ratable share of such Borrowing and such Notice of Borrowing shall not thereafter be revocable by the Borrower.
              Not later than 12:00 Noon (New York City time) on the date of each Borrowing, each Bank shall make available its ratable share of such Borrowing, in Federal or other funds immediately available in New York City, to the Agent at its address referred to in Section. Unless the Agent determines that any applicable condition specified in Article has not been satisfied, the Agent will make the funds so received from the Banks available to the Borrower at the Agent's aforesaid address.
              Unless the Agent shall have received notice from a Bank prior to the date of any Borrowing that such Bank will not make available to the Agent such Bank's share of such Borrowing, the Agent may assume that such Bank has made such share available to the Agent on the date of such Borrowing in accordance with subsection (c) of this Section and the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Bank shall not have so made such share available to the Agent, such Bank and the Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, at (i) in the case of the Borrower, a rate per annum equal to the higher of the Federal Funds Rate and the interest rate applicable to such Borrowing pursuant to Section and
  (ii) in the case of such Bank, the Federal Funds Rate.
  If such Bank shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Bank's Loan included in such Borrowing for purposes of this Agreement.
          . Notes. (a) The Loans of each Bank shall be evidenced by a single Note payable to the order of such Bank for the account of its Applicable Lending Office in an amount equal to the aggregate unpaid principal amount of such Bank's Loans.
              Each Bank may, by notice to the Borrower and the Agent, request that its Loans of a particular type be evidenced by a separate Note in an amount equal to the aggregate unpaid principal amount of such Loans. Each such Note shall be in substantially the form of Exhibit 0 hereto with appropriate modifications to reflect the fact that it evidences solely Loans of the relevant type.
  Each reference in this Agreement to the "Note" of such Bank shall be deemed to refer to and include any or all of such Notes, as the context may require.
              Upon receipt of each Bank's Note pursuant to
  Section 0, the Agent shall forward such Note to such Bank. Each Bank shall record the date, amount and type of each Loan made by it and the date and amount of each payment of principal made by the Borrower with respect thereto, and may, if such Bank so elects in connection with any transfer or enforcement of its Note, endorse on the schedule forming a part thereof appropriate notations to evidence the foregoing information with respect to each such Loan then outstanding; provided that the failure of any Bank to make any such recordation or endorsement shall not affect the obligations of the Borrower hereunder or under the Notes. Each Bank is hereby irrevocably authorized by the Borrower so to endorse its Note and to attach to and make a part of its Note a continuation of any such schedule as and when required.
          . Maturity of Loans. Each Loan shall mature, and the principal amount thereof shall be due and payable, on the Termination Date.
          . Interest Rates. (a) Each Base Rate Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Loan is made until it becomes due, at a rate per annum equal to the sum of (i) the Base Rate Margin plus (ii) the Base Rate for such day. Such interest shall be payable for each Interest Period on the last day thereof and, with respect to the principal amount of any Base Rate Loan converted to a CD Loan or a Euro-Dollar Loan, on each date a Base Rate Loan is so converted. Any overdue principal of or interest on any Base Rate Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the rate otherwise applicable to Base Rate Loans for such day.
              Each CD Loan shall bear interest on the
  outstanding principal amount thereof, for each day during each Interest Period applicable thereto, at a rate per annum equal to the sum of the CD Margin for such day plus the Adjusted CD Rate applicable to such Interest Period; provided that if any CD Loan shall, as a result of clause
  (2)(b) of the definition of Interest Period, have an Interest Period of less than 30 days, such CD Loan shall bear interest during such Interest Period at the rate applicable to Base Rate Loans during such period. Such interest shall be payable for each Interest Period on the last day thereof and, if such Interest Period is longer than 90 days, 90 days after the first day thereof. Any overdue principal of or interest on any CD Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the higher of (i) the rate applicable to Base Rate Loans for such day and (ii) the sum of the CD Margin plus the Adjusted CD Rate applicable to such Loan immediately before such payment was due.
          The "Adjusted CD Rate" applicable to any Interest Period means a rate per annum determined pursuant to the following formula:

                   [ CDBR          ]*
          ACDR  =  [ ------------- ]  + AR
                   [ 1.00 - DRP    ]

          ACDR  =  Adjusted CD Rate
          CDBR  =  CD Base Rate
           DRP  =  Domestic Reserve Percentage
            AR  =  Assessment Rate
     __________
     * The amount in brackets being rounded upward, if necessary, to the next higher 1/100 of 1%
          The "CD Base Rate" applicable to any Interest Period is the rate of interest determined by the Agent to be the average (rounded upward, if necessary, to the next higher 1/100 of 1%) of the prevailing rates per annum bid at 10:00 A.M. (New York City time) (or as soon thereafter as practicable) on the first day of such Interest Period by two or more New York certificate of deposit dealers of recognized standing for the purchase at face value from each CD Reference Bank of its certificates of deposit in an amount comparable to the principal amount of the CD Loan of such CD Reference Bank to which such Interest Period applies and having a maturity comparable to such Interest Period.
          "Domestic Reserve Percentage" means for any day that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including without limitation any basic, supplemental or emergency reserves) for a member bank of the Federal Reserve System in New York City with deposits exceeding five billion dollars in respect of new non-personal time deposits in dollars in New York City having a maturity comparable to the related Interest Period and in an amount of $100,000 or more. The Adjusted CD Rate shall be adjusted automatically on and as of the effective date of any change in the Domestic Reserve Percentage.
          "Assessment Rate" means for any day the annual assessment rate in effect on such day which is payable by a member of the Bank Insurance Fund classified as adequately capitalized and within supervisory subgroup "A" (or a comparable successor assessment risk classification) within the meaning of 12 C.F.R. 327.4(a) (or any successor provision) to the Federal Deposit Insurance Corporation (or any successor) for such Corporation's (or such successor's) insuring time deposits at offices of such institution in the United States. The Adjusted CD Rate shall be adjusted automatically on and as of the effective date of any change in the Assessment Rate.
              Each Euro-Dollar Loan shall bear interest on the outstanding principal amount thereof, for each day during each Interest Period applicable thereto, at a rate per annum equal to the sum of the Euro-Dollar Margin for such day plus the Adjusted London Interbank Offered Rate applicable to such Interest Period. Such interest shall be payable for each Interest Period on the last day thereof and, if such Interest Period is longer than three months, three months after the first day thereof.
          The "Adjusted London Interbank Offered Rate" applicable to any Interest Period means a rate per annum equal to the quotient obtained (rounded upward, if necessary, to the next higher 1/100 of 1%) by dividing (i) the applicable London Interbank Offered Rate by (ii) 1.00 minus the Euro-Dollar Reserve Percentage.
          The "London Interbank Offered Rate" applicable to any Interest Period means the average (rounded upward, if necessary, to the next higher 1/16 of 1%) of the respective rates per annum at which deposits in dollars are offered to each of the Euro-Dollar Reference Banks in the London interbank market at approximately 11:00 A.M. (London time) two Euro-Dollar Business Days before the first day of such Interest Period in an amount approximately equal to the principal amount of the Euro-Dollar Loan of such Euro-Dollar Reference Bank to which such Interest Period is to apply and for a period of time comparable to such Interest Period.
          "Euro-Dollar Reserve Percentage" means for any day that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement for a member bank of the Federal Reserve System in New York City with deposits exceeding five billion dollars in respect of "Eurocurrency liabilities" (or in respect of any other category of liabilities which includes deposits by reference to which the interest rate on Euro-Dollar Loans is determined or any category of extensions of credit or other assets which includes loans by a non-United States office of any Bank to United States residents). The Adjusted London Interbank Offered Rate shall be adjusted automatically on and as of the effective date of any change in the Euro-Dollar Reserve Percentage.
              Any overdue principal of or interest on any Euro-Dollar Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the Euro-Dollar Margin for such day plus the higher of (i) the quotient obtained (rounded upward, if necessary, to the next higher 1/100 of 1%) by dividing
  (x) the average (rounded upward, if necessary, to the next higher 1/16 of 1%) of the respective rates per annum at which one day (or, if such amount due remains unpaid more than three Euro-Dollar Business Days, then for such other period of time not longer than three months as the Agent may select) deposits in dollars in an amount approximately equal to such overdue payment due to each of the Euro-Dollar Reference Banks are offered to such Euro-Dollar Reference Bank in the London interbank market for the applicable period determined as provided above by
  (y) 1.00 minus the Euro-Dollar Reserve Percentage (or, if the circumstances described in clause (a) or (b) of Section shall exist, at a rate per annum equal to the sum of 2% plus the rate applicable to Base Rate Loans for such day) and (ii) the Adjusted London Interbank Offered Rate applicable to such Loan immediately before such payment was due.
              The Agent shall determine each interest rate applicable to the Loans hereunder. The Agent shall give prompt notice to the Borrower and the participating Banks of each rate of interest so determined, and its determination thereof shall be conclusive in the absence of manifest error.
              Each Reference Bank agrees to use its best efforts to furnish quotations to the Agent as contemplated by this Section. If any Reference Bank does not furnish a timely quotation, the Agent shall determine the relevant interest rate on the basis of the quotation or quotations furnished by the remaining Reference Bank or Banks or, if none of such quotations is available on a timely basis, the provisions of Section shall apply.
          Fees. (a)The Borrower shall pay to the Agent, for the account of the Banks ratably in proportion to their Commitments, a commitment fee for each day at the Commitment Fee Rate (specified in the Pricing Schedule) on the amount by which the aggregate amount of the Commitments exceeds the sum of the aggregate outstanding principal amount of the Loans and the aggregate amount of the Letter of Credit Exposures on such day. Such commitment fee shall accrue from and including the Effective Date to but excluding the date on which the Commitments terminate in their entirety. Fees accrued under this subsection shall be payable quarterly in arrears on each Quarterly Payment Date and on the date on which the Commitments terminate in their entirety.
            The Borrower shall pay to the Agent for the account of the Banks, ratably in proportion to their Commitments, a letter of credit fee accruing daily on the aggregate amount then available for drawing under all Letters of Credit at a rate per annum determined in accordance with the Pricing Schedule. Fees accrued under this subsection shall be payable quarterly in arrears on each Quarterly Payment Date, on the date on which the Commitments terminate in their entirety and (if later) on the date on which the Letter of Credit Exposures terminate in their entirety.
            The Borrower shall pay to the Agent on the Effective Date for the account of each Bank a participation fee in an amount equal to either (i) 0.25% of the Commitment of such Bank if such Bank originally offered to commit for at least $10,000,000 or (ii) 0.15% of the Commitment of such Bank if such Bank originally offered to commit for at least $5,000,000 but less than $10,000,000.
          Optional Termination or Reduction of Commitments. The Borrower may, upon at least three Domestic Business Days' notice to the Agent, (i) terminate the Commitments at any time, if at such time no Loans are outstanding and no Bank has any Letter of Credit Exposure or (ii) ratably reduce from time to time by an aggregate amount of $5,000,000 or a larger multiple of $1,000,000, the aggregate amount of the Commitments in excess of the sum of the aggregate outstanding principal amount of the Loans and the aggregate amount of the Letter of Credit Exposures.
          Method of Electing Interest Rates. (a) The Loans included in each Borrowing shall bear interest initially at the type of rate specified by the Borrower in the applicable Notice of Borrowing. Thereafter, the Borrower may from time to time elect to change or continue the type of interest rate borne by each Group of Loans (subject in each case to the provisions of Article), as follows:
           if such Loans are Base Rate Loans, the Borrower may elect to convert such Loans to CD Loans as of any Domestic Business Day or to Euro-Dollar Loans as of any Euro-Dollar Business Day;
           if such Loans are CD Loans, the Borrower may elect to convert such Loans on the last day of any applicable Interest Period to Base Rate Loans or Euro-Dollar Loans or elect to continue such Loans as CD Loans for an additional Interest Period; and
           if such Loans are Euro-Dollar Loans, the Borrower may elect to convert such Loans on the last day of any applicable Interest Period to Base Rate Loans or CD Loans or elect to continue such Loans as Euro-Dollar Loans for an additional Interest Period.
Each such election shall be made by delivering a notice (a "Notice of Interest Rate Election") to the Agent not later than 11:00 A.M. (New York City time) on the third Euro-Dollar Business Day before the conversion or continuation selected in such notice is to be effective (unless the relevant Loans are Domestic Loans and are to be converted to Domestic Loans of the other type or are CD Rate Loans to be continued as CD Rate Loans for an additional Interest Period, in which case such notice shall be delivered to the Agent not later than 11:00 A.M. (New York City time) on the second Domestic Business Day before such conversion or continuation is to be effective). A Notice of Interest Rate Election may, if it so specifies, apply to only a portion of the aggregate principal amount of the relevant Group of Loans; provided that (i) such portion is allocated ratably among the Loans comprising such Group and
(ii) the portion to which such notice applies, and the remaining portion to which it does not apply, are each $5,000,000 or any larger multiple of $1,000,000. If no such notice is timely received prior to the end of an Interest Period, the Borrower shall be deemed to have elected that such Group of Loans be converted to Base Rate Loans.
              Each Notice of Interest Rate Election shall specify:
           the Group of Loans (or portion thereof) to which such notice applies;
      the date on which the conversion or continuation selected in such notice is to be effective, which shall comply with the applicable clause of subsection (a) above;
      if the Loans comprising such Group are to be converted, the new type of Loans and, if the Loans are to be converted to Fixed Rate Loans, the duration of the next succeeding Interest Period applicable thereto; and
      if such Loans are to be continued as CD Loans or Euro-Dollar Loans for an additional Interest Period, the duration of such additional Interest Period.
Each Interest Period specified in a Notice of Interest Rate Election shall comply with the provisions of the definition of Interest Period.
              Upon receipt of a Notice of Interest Rate
  Election from the Borrower pursuant to subsection (a) above, the Agent shall promptly notify each Bank of the contents thereof and such notice shall not thereafter be revocable by the Borrower.
          Mandatory Termination of Commitments.  The
Commitments shall terminate on the Termination Date and any Loans then outstanding (together with accrued interest thereon) shall be due and payable on such date.
          Optional Prepayments.  (a)  The Borrower may
          (i) upon notice to the Agent not later than 11:00 A.M. (New York City time) on the date of prepayment, prepay any Group of Base Rate Loans on any Domestic Business Day;
         (ii) upon at least three Euro-Dollar Business Days' notice to the Agent, prepay any Group of Euro-Dollar Loans on the last day of any Interest Period applicable thereto; or
        (iii) upon at least two Domestic Business Days' notice to the Agent, prepay any Group of CD Loans on the last day of any Interest Period applicable thereto; in each case in whole or in part in amounts aggregating $5,000,000 or any larger multiple of $1,000,000, by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment. Each such optional prepayment shall be applied to prepay ratably the Loans of the several Banks included in such Group.
              Upon receipt of a notice of prepayment
  pursuant to this Section, the Agent shall promptly notify each Bank of the contents thereof and of such Bank's ratable share of such prepayment and such notice shall not thereafter be revocable by the Borrower.
          . General Provisions as to Payments. (a) The Borrower shall make each payment of (i) principal of, and interest on, the Loans, (ii) the Reimbursement Obligations and interest thereon and (iii) fees payable hereunder (other than fees payable directly to the Issuing Banks), not later than 12:00 Noon (New York City time) on the date when due, in Federal or other funds immediately available in New York City, to the Agent at its address referred to in Section. The Agent will promptly distribute to each Bank its ratable share of each such payment received by the Agent for the account of the Banks. Whenever any payment of principal of, or interest on, the Domestic Loans or of the Reimbursement Obligations or interest thereon or of fees shall be due on a day which is not a Domestic Business Day, the date for payment thereof shall be extended to the next succeeding Domestic Business Day. Whenever any payment of principal of, or interest on, the Euro-Dollar Loans shall be due on a day which is not a Euro-Dollar Business Day, the date for payment thereof shall be extended to the next succeeding Euro-Dollar Business Day unless such Euro-Dollar Business Day falls in another calendar month, in which case the date for payment thereof shall be the next preceding Euro-Dollar Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.
              Unless the Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Banks hereunder that the Borrower will not make such payment in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent that the Borrower shall not have so made such payment, each Bank shall repay to the Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Agent, at the Federal Funds Rate.
          Funding Losses. If the Borrower makes any payment of principal with respect to any Fixed Rate Loan or any Fixed Rate Loan is converted (pursuant to Articles or or otherwise) on any day other than the last day of an Interest Period applicable thereto, or the last day of an applicable period fixed pursuant to Section 0, or if the Borrower fails to borrow, prepay, convert or continue any Fixed Rate Loans after notice has been given to any Bank in accordance with
Section 0, 0, or 0, the Borrower shall reimburse each Bank within 15 days after demand for any resulting loss or expense incurred by it (or by an existing or prospective Participant in the related Loan), including (without limitation) any loss incurred in obtaining, liquidating or employing deposits from third parties, but excluding loss of margin for the period after any such payment or conversion or failure to borrow, prepay, convert or continue, provided that such Bank shall have delivered to the Borrower a certificate as to the amount of such loss or expense, which certificate shall be conclusive in the absence of manifest error.
          . Computation of Interest and Fees. Interest based on the Prime Rate hereunder shall be computed on the basis of a year of 365 days (or 366 days in a leap year) and paid for the actual number of days elapsed (including the first day but excluding the last day). All other interest and fees shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day).
          . Letters of Credit. (a) Subject to the terms and conditions set forth in this Agreement, any Issuing Bank may issue letters of credit hereunder from time to time before the tenth Domestic Business Day before the Termination Date upon the request of the Borrower; provided that, immediately after each Letter of Credit is issued, (i) the aggregate amount of the Letter of Credit Exposures shall not exceed $10,000,000 and (ii) with respect to each Bank, the sum of its Letter of Credit Exposure plus the aggregate outstanding principal amount of its Loans shall not exceed the amount of its Commitment. Upon the issuance by an Issuing Bank of a Letter of Credit, the Issuing Bank shall be deemed, without further action by any party hereto, to have sold to each Bank, and each Bank shall be deemed, without further action by any party hereto, to have purchased from the Issuing Bank, a participation in such Letter of Credit and the related Reimbursement Obligations in the proportion that its Commitment bears to the aggregate amount of the Commitments.
              The Borrower shall give the relevant Issuing
  Bank notice at least ten days prior to the requested issuance of a Letter of Credit specifying the date such Letter of Credit is to be issued, and describing the terms of such Letter of Credit and the nature of the transactions to be supported thereby (such notice, including any such notice given in connection with the extension of a Letter of Credit, being called a "Notice of Letter of Credit Issuance"). Upon receipt of a Notice of Letter of Credit Issuance, the Issuing Bank shall promptly notify the Agent, and the Agent shall promptly notify each Bank of the contents thereof and of the amount of such Bank's participation in such Letter of Credit. The issuance by the Issuing Bank of each Letter of Credit shall, in addition to the conditions precedent set forth in Article III, be subject to the conditions precedent that such Letter of Credit shall be in such form and contain such terms as shall be satisfactory to the Issuing Bank and that the Borrower shall have executed and delivered such other instruments and agreements relating to such Letter of Credit as the Issuing Bank shall have reasonably requested. The Borrower shall also pay to each Issuing Bank for its own account a fronting fee and issuance, drawing, amendment and extension charges in the amounts and at the times agreed to by the Borrower and such Issuing Bank. The extension or renewal of any Letter of Credit shall be deemed to be an issuance of such Letter of Credit, and if any Letter of Credit contains a provision pursuant to which it is deemed to be extended unless notice of termination is given by the Issuing Bank, the Issuing
  Bank shall timely give such notice of termination unless it has theretofore timely received a Notice of Letter of Credit Issuance and the other conditions to issuance of a Letter of Credit have also theretofore been met with respect to such extension. No Letter of Credit shall have a term of more than one year; provided that a Letter of Credit may contain a provision pursuant to which it is deemed to be extended on an annual basis unless notice of termination is given by the Issuing Bank; provided further that no Letter of Credit shall have a term extending or be so extendible beyond the fifth Domestic Business Day before the Termination Date.
              Upon receipt from the beneficiary of any Letter of Credit of any notice of a drawing under such Letter of Credit, the Issuing Bank shall notify the Agent and the Agent shall promptly notify the Borrower and each other Bank as to the amount to be paid as a result of such drawing and the payment date. The Borrower shall be irrevocably and unconditionally obligated forthwith to reimburse the Issuing Bank for any amounts paid by the Issuing Bank upon any drawing under any Letter of Credit, without presentment, demand, protest or other formalities of any kind. All such amounts paid by the Issuing Bank and remaining unpaid by the Borrower shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the rate applicable to Base Rate Loans for such day. In addition, each Bank will pay to the Agent, for the account of the Issuing Bank, immediately upon the Issuing Bank's demand at any time during the period commencing after such drawing until reimbursement therefor in full by the Borrower, an amount equal to such Bank's ratable share of such drawing (in proportion to its participation therein), together with interest on such amount for each day from the date of the Issuing Bank's demand for such payment (or, if such demand is made after 12:00 Noon (New York City time) on such date, from the next succeeding Domestic Business
  Day) to the date on which such Bank pays such amount at the rate of interest applicable to Base Rate Loans for such day. The Issuing Bank will pay to each Bank ratably all amounts received from the Borrower for application in payment of its Reimbursement Obligations in respect of any Letter of Credit, but only to the extent such Bank has made payment to the Issuing Bank in respect of such Letter of Credit pursuant hereto.
              The obligations of the Borrower and each Bank under subsection (c) above shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement, under all circumstances whatsoever, including without limitation the following circumstances:
                      (i)  any lack of validity or
          enforceability of this Agreement or any Letter of Credit or any document related hereto or thereto;
                     (ii)  any amendment or waiver of or any
          consent to departure from all or any of the provisions of this Agreement or any Letter of Credit or any document related hereto or thereto;
                    (iii)  the use which may be made of any
          Letter of Credit by, or any acts or omission of, a beneficiary of any Letter of Credit (or any Person for whom the beneficiary may be acting);
                     (iv)  the existence of any claim, set-
          off, defense or other rights that the Borrower may have at any time against a beneficiary of any Letter of Credit (or any Person for whom the beneficiary may be acting), the Banks (including the Issuing Bank) or any other Person, whether in connection with this Agreement or such Letter of Credit or any document related hereto or thereto or any unrelated transaction;
                      (v)  any statement or any other
          document presented under any Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect whatsoever;
                     (vi)  payment under any Letter of
          Credit against presentation to the Issuing Bank of a draft or certificate that does not comply with the terms of such Letter of Credit, provided that the Issuing Bank's determination that documents presented under such Letter of Credit comply with the terms thereof shall not have constituted gross negligence or willful misconduct of the Issuing Bank; or
                    (vii)  any other act or omission to act
          or delay of any kind by any Bank (including the Issuing Bank), the Agent or any other Person or any other event or circumstance whatsoever that might, but for the provisions of this clause
          (vii), constitute a legal or equitable discharge of the Borrower's obligations hereunder.
              The Borrower agrees to indemnify and hold harmless each Bank (in its capacity as an Issuing Bank or otherwise) and the Agent from and against any and all claims, damages, losses, liabilities, costs or expenses which such Bank or the Agent may incur (including, without limitation, any claims, damages, losses, liabilities, costs or expenses which any Issuing Bank may incur by reason of or in connection with the failure of any other Bank to fulfill or comply with its obligations to such Issuing Bank hereunder (but nothing herein contained shall affect any rights the Borrower may have against such defaulting Bank)), and none of the Banks (in its capacity as an Issuing Bank or otherwise) or the Agent or any of their officers or directors or employees or agents shall be liable or responsible, by reason of or in connection with the execution and delivery or transfer of or payment or failure to pay under any Letter of Credit, including without limitation any of the circumstances enumerated in subsection (d) above, as well as (i) any error, omission, interruption or delay in transmission or delivery of any message, by mail, cable, telegraph, telex or otherwise, (ii) any error in interpretation of technical terms, (iii) any loss or delay in the transmission of any document required in order to make a drawing under a Letter of Credit, (iv) any consequences arising from causes beyond the control of the relevant Issuing Bank, including without limitation any government acts, or any other circumstances whatsoever in making or failing to make payment under such Letter of Credit; provided that the Borrower shall not be required to indemnify any Issuing Bank for any claims, damages, losses, liabilities, costs or expenses, and the Borrower shall have a claim for direct (but not consequential) damage suffered by it, to the extent found by a court of competent jurisdiction to have been caused by (x) the willful misconduct or gross negligence of such Issuing Bank in determining whether a request presented under any Letter of Credit complied with the terms of such Letter of Credit or (y) such Issuing Bank's failure to pay under any Letter of Credit after the presentation to it of a request strictly complying with the terms and conditions of the Letter of Credit. Nothing in this subsection (e) is intended to limit the obligations of the Borrower under any other provision of this Agreement. To the extent the Borrower does not indemnify an Issuing Bank as required by this subsection, the Banks agree to do so ratably in proportion to their Commitments.


                         CONDITIONS
          . Effective Date. This Amendment shall become effective, and the Agreement shall be amended and restated to read in full as set forth herein, when the Agent shall have received:
            counterparts hereof signed by each of the parties listed on the signature pages hereof (or, in the case of any party as to which an executed counterpart shall not have been received, receipt by the Agent in form satisfactory to it of facsimile, telex or other written confirmation from such party that it has executed a counterpart hereof);
            a duly executed Note for the account of each Bank dated on or before the Effective Date complying with the provisions of Section;
            for the account of each Bank, repayment of all outstanding Loans, if any, made by it under the Agreement before the Effective Date, together with interest accrued thereon and all unpaid commitment fees accrued for its account under this Agreement for the period up to but excluding the Effective Date;
            for the account of each Bank, the participation fee payable for its account pursuant to Section 0;
            (i) an opinion of Rogers & Wells, counsel for the Borrower and the Guarantor, substantially in the form of Exhibit -1 hereto and covering such additional matters relating to the transactions contemplated hereby as the Required Banks may reasonably request and
     (ii) an opinion of Sara J. Gozo, Assistant General Counsel of the Borrower and the Guarantor, substantially in the form of Exhibit B-2 hereto and covering such additional matters relating to the transactions contemplated hereby as the Required Banks may reasonably request;
            an opinion of Davis Polk & Wardwell, special counsel for the Agent, substantially in the form of
     Exhibit 0 hereto and covering such additional matters relating to the transactions contemplated hereby as the Required Banks may reasonably request; and
            all documents the Agent may reasonably request relating to the existence of the Borrower and the Guarantor, the corporate authority for and the validity of this Agreement and the Notes, and any other matters relevant hereto, all in form and substance satisfactory to the Agent.
The Agent shall promptly notify the Borrower and the Banks of the Effective Date, and such notice shall be conclusive and binding on all parties hereto.
          . Borrowings and Issuances of Letters of Credit. The obligation of any Bank to make a Loan on the occasion of any Borrowing, and any obligation of an Issuing Bank to issue (or renew or extend the term of) any Letter of Credit, is subject to the satisfaction of the following conditions:
            the fact that the Effective Date shall have occurred on or prior to July 1, 1996;
            receipt by the Agent of a Notice of Borrowing as required by Section, or receipt by the Issuing Bank of a Notice of Letter of Credit Issuance as required by
     Section 0;
            the fact that, immediately before and after such Borrowing or issuance of a Letter of Credit, no Default shall have occurred and be continuing; and
            the fact that the representations and warranties of the Borrower contained in this Agreement shall be true on and as of the date of such Borrowing or issuance of a Letter of Credit.
Each Borrowing and issuance of a Letter of Credit hereunder shall be deemed to be a representation and warranty by the Borrower on the date of such Borrowing or issuance of a Letter of Credit as to the facts specified in clauses (c) and (d) of this Section.
     REPRESENTATIONS AND
WARRANTIES OF THE BORROWER
          The Borrower represents and warrants that:
          . Corporate Existence and Power. The Borrower is a corporation duly incorporated, validly existing and in good standing under the laws of Delaware, and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted.
          . Corporate and Governmental Authorization; No Contravention. The execution, delivery and performance by the Borrower of this Agreement and the Notes, and by the Guarantor of this Agreement, are within the Borrower's and the Guarantor's respective corporate powers, have been duly authorized by all necessary corporate action, require no action by or in respect of, or filing with, any governmental body, agency or official and do not contravene, or constitute a default under, any provision of applicable law or regulation or of the respective certificate of incorporation or respective by-laws of the Borrower or the Guarantor or of any agreement, judgment, injunction, order, decree or other instrument binding upon the Borrower or the Guarantor or result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries.
          . Binding Effect. This Agreement constitutes a valid and binding agreement of the Borrower and the Guarantor, and the Notes, when executed and delivered in accordance with this Agreement, will constitute valid and binding obligations of the Borrower, and all of such documents are or will be enforceable in accordance with their respective terms, except as (i) the validity, binding nature or enforceability hereof or thereof may be limited by bankruptcy, insolvency, fraudulent conveyance or similar laws affecting creditors' rights generally and (ii) rights of acceleration and the availability of equitable remedies may be limited by equitable principles of general applicability.
          .  Financial Information.
              The consolidated balance sheet of the
  Borrower and its Consolidated Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, cash flows and stockholders' equity for the Fiscal Year then ended, reported on by Arthur
  Andersen LLP and set forth in the Borrower's 1995 Form 10-K, a copy of which has been delivered to each of the Banks, fairly present, in conformity with generally accepted accounting principles, the consolidated financial position of the Borrower and its Consolidated Subsidiaries as of such date and their consolidated results of operations and cash flows for such Fiscal
  Year.
              Since December 31, 1995 there has been no material adverse change in the business, financial position, results of operations or prospects of (i) the Guarantor or (ii) the Borrower and its Consolidated Subsidiaries, considered as a whole.
          . Litigation. There is no action, suit or proceeding pending against, or to the knowledge of the Borrower threatened against or affecting, the Borrower or any of its Subsidiaries before any court or arbitrator or any governmental body, agency or official in which there is a reasonable possibility of an adverse decision which could materially adversely affect the business, consolidated financial position or consolidated results of operations of the Borrower and its Consolidated Subsidiaries or which in any manner draws into question the validity of this Agreement or the Notes.
          . Compliance with ERISA. Each member of the ERISA Group has fulfilled its obligations under the minimum funding standards of ERISA and the Internal Revenue Code with respect to each Plan and is in compliance in all material respects with the presently applicable provisions of ERISA and the Internal Revenue Code with respect to each Plan. No member of the ERISA Group has (i) sought a waiver of the minimum funding standard under Section 412 of the Internal Revenue Code in respect of any Plan, (ii) failed to make any contribution or payment to any Plan or Multiemployer Plan or in respect of any Benefit Arrangement, or made any amendment to any Plan or Benefit Arrangement, which has resulted or could result in the imposition of a Lien or the posting of a bond or other security under ERISA or the Internal Revenue Code or (iii) incurred any liability under Title IV of ERISA other than a liability to the PBGC for premiums under Section 4007 of ERISA.
          . Environmental Matters. The Borrower has reasonably concluded that Environmental Laws are unlikely to have a material adverse effect on the business, financial condition, results of operations or prospects of the Borrower and its Consolidated Subsidiaries, considered as a whole.
          . Compliance with Laws. The Borrower and its Subsidiaries are in compliance with all applicable laws, ordinances, rules, regulations and requirements of governmental authorities except where the necessity of compliance therewith is being contested in good faith by appropriate proceedings and except where the failures to be in compliance therewith, in the aggregate, do not, and are not reasonably expected to, have a material adverse effect on the business, financial position, results of operations or prospects of the Borrower and its Subsidiaries, considered as a whole.
          . Contractual Arrangements. Each contract or agreement to which the Borrower or any of its Subsidiaries is a party is a valid and binding obligation of each party thereto, the Borrower or the Subsidiary of the Borrower that is a party thereto is not in default thereunder, and the Borrower has no knowledge of a continuing default thereunder by any other party thereto, except to the extent that the cumulative effect of any such agreements not being valid and binding and of any such defaults does not have a material adverse effect on the business, financial position, results of operations or prospects of the Borrower and its Consolidated Subsidiaries, considered as a whole.
          . Taxes. The Borrower and its Subsidiaries have filed all United States Federal income tax returns and all other material tax returns which are required to be filed by them and have paid all taxes due pursuant to such returns or pursuant to any assessment received by the Borrower or any Subsidiary. The charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of taxes or other governmental charges are, in the opinion of the Borrower, adequate.
          . Subsidiaries. Each of the Borrower's corporate Subsidiaries that actively engages in business is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted.
          . Not an Investment Company. The Borrower is not an "investment company" within the meaning of the Investment Company Act of 1940, as amended.
          . Full Disclosure. All information heretofore furnished by the Borrower to the Agent or any Bank for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all such information hereafter furnished by the Borrower to the Agent or any Bank will be, true and accurate in all material respects on the date as of which such information is stated or certified. The Borrower has disclosed to the Banks in writing any and all facts which materially and adversely affect or may affect (to the extent the Borrower can now reasonably foresee), the business, operations or financial condition of the Borrower and its Consolidated Subsidiaries, taken as a whole, or the ability of the Borrower or the Guarantor to perform its obligations under this Agreement.



                         COVENANTS
          The Borrower agrees that, so long as any Bank has any Commitment or Letter of Credit Exposure hereunder or any amount payable under any Note remains unpaid:
          . Information. The Borrower will deliver to each of the Banks:
            as soon as available and in any event within 90 days after the end of each Fiscal Year, a consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of the end of such Fiscal Year and the related consolidated statements of operations and cash flows for such Fiscal Year, setting forth in each case in comparative form the figures for the previous Fiscal Year, all reported on in a manner acceptable to the Securities and Exchange Commission by Arthur Andersen LLP or other independent public accountants of nationally recognized standing;
            as soon as available and in any event within 45 days after the end of each of the first three Fiscal Quarters of each Fiscal Year, a consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of the end of such Fiscal Quarter and the related consolidated statements of operations and cash flows for such Fiscal Quarter and for the portion of Fiscal Year ended at the end of such Fiscal Quarter, setting forth in each case in comparative form the figures for the corresponding Fiscal Quarter and the corresponding portion of the previous Fiscal Year, all certified (subject to normal year-end adjustments) as to fairness of presentation, generally accepted accounting principles and consistency by the chief financial officer or the chief accounting officer of the Borrower;
            simultaneously with the delivery of each set of consolidated financial statements referred to in clause
     (a) above, consolidating balance sheets of the Borrower and each of its Consolidated Subsidiaries as of the end of the Fiscal Year covered by such financial statements and the related consolidating statements of operations for the Fiscal Year then ended, certified by the chief financial officer or the chief accounting officer of the Borrower as being the consolidating financial statements used by the Borrower in preparing such consolidated financial statements and as being prepared on the basis of accounting principles consistent with those used in preparing such consolidated financial statements;
            simultaneously with the delivery of each set of consolidated financial statements referred to in clause
     (b) above, consolidating balance sheets of the Borrower and its Consolidated Subsidiaries as of the end of the Fiscal Quarter covered by such financial statements and the related consolidating statements of operations for such Fiscal Quarter and for the portion of the Fiscal Year ended at the end of such Fiscal Quarter, setting forth in each case in comparative form the figures for the corresponding Fiscal Quarter and the corresponding portion of the previous Fiscal Year, certified by the chief financial officer or the chief accounting officer of the Borrower as being the consolidating financial statements used by the Borrower in preparing such consolidated financial statements and as being prepared on the basis of accounting principles consistent with those used in preparing such consolidated financial statements;
            simultaneously with the delivery of each set of financial statements referred to in clauses (a) and (b) above, (i) a modified consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of the end of the period covered by such financial statements prepared on the basis of accounting principles consistent with those on the basis of which the consolidated balance sheet delivered pursuant to clause
     (a) or (b) above was prepared, except that such modified balance sheet shall present assets and liabilities as current and long-term and shall be prepared on the assumption that all real estate of the Borrower and its Consolidated Subsidiaries which, as of the end of such period, is held for sale is a current asset and that all obligations of the Borrower and its Consolidated Subsidiaries of which the Borrower reasonably expects the obligor would be relieved (by discharge, assumption by a third party or otherwise) upon the sale of such real estate are current liabilities and (ii) a certificate of the chief financial officer or the chief accounting officer of the Borrower stating that such modified balance sheet was prepared in accordance with clause (i) above;
            simultaneously with delivery of each set of financial statements referred to in clauses (a) and (b) above, a summary of each construction project of the Borrower and its Subsidiaries with respect to which a contract has been obtained but not completed, the Backlog Volume of which is greater than $10,000,000 or the Backlog Earnings of which are greater than $500,000 as of the end of the period covered by such financial statements, which summary shall be in the form of the summary heretofore provided to the Banks under this clause (f);
            simultaneously with the delivery of each set of financial statements referred to in clauses (a) and (b) above, a certificate of the chief financial officer or the chief accounting officer of the Borrower (i) setting forth in reasonable detail the calculations required to establish whether the Borrower was in compliance with the requirements of Sections 5.7 to 5.12, inclusive, and Section 5.14(c) on the date of such financial statements and to determine the Fixed Charge Ratio and Consolidated Adjusted Net Worth for purposes of the Pricing Schedule and (ii) stating whether any Default exists on the date of such certificate and, if any Default then exists, setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;
            simultaneously with the delivery of each set of financial statements referred to in clause (a) above, a statement of the firm of independent public accountants which reported on such statements (i) whether anything has come to their attention to cause them to believe that any Default existed on the date of such statements and (ii) confirming the calculations set forth in the officer's certificate delivered simultaneously therewith pursuant to clause (g) above;
            within five days after any officer of the Borrower obtains knowledge of any Default, if such Default is then continuing, a certificate of the chief financial officer or the chief accounting officer of the Borrower setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;
            promptly upon the mailing thereof to the shareholders of the Borrower generally, copies of all financial statements, reports and proxy statements so mailed;
            promptly upon the filing thereof, copies of all registration statements (other than the exhibits thereto and any registration statements on Form S-8 or its equivalent) and reports on Forms 10-K, 10-Q and 8-K (or their equivalents) which the Borrower shall have filed with the Securities and Exchange Commission;
            if and when any member of the ERISA Group (i) gives or is required to give notice to the PBGC of any "reportable event" (as defined in Section 4043 of ERISA) with respect to any Plan which might constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that the plan administrator of any Plan has given or is required to give notice of any such reportable event, a copy of the notice of such reportable event given or required to be given to the PBGC; (ii) receives notice of complete or partial withdrawal liability under Title IV of ERISA or notice that any Multiemployer Plan is in reorganization, is insolvent or has been terminated, a copy of such notice; (iii) receives notice from the PBGC under Title IV of ERISA of an intent to terminate, impose liability (other than for premiums under Section 4007 of ERISA) in respect of, or appoint a trustee to administer any Plan, a copy of such notice; (iv) applies for a waiver of the minimum funding standard under Section 412 of the Internal Revenue Code, a copy of such application;
     (v) gives notice of intent to terminate any Plan under
     Section 4041(c) of ERISA, a copy of such notice and other information filed with the PBGC; (vi) gives notice of withdrawal from any Plan pursuant to Section 4063 of ERISA, a copy of such notice; or (vii) fails to make any payment or contribution to any Plan or Multiemployer Plan or in respect of any Benefit Arrangement or makes any amendment to any Plan or Benefit Arrangement which has resulted or could result in the imposition of a Lien or the posting of a bond or other security, a certificate of the chief financial officer or the chief accounting officer of the Borrower setting forth details as to such occurrence and action, if any, which the Borrower or applicable member of the ERISA Group is required or proposes to take; and
            from time to time such additional information regarding the financial position or business of the Borrower and its Subsidiaries as the Agent, at the request of any Bank, may reasonably request.
          . Payment of Obligations. The Borrower will pay and discharge, and will cause each Subsidiary to pay and discharge, at or before maturity, all their respective material obligations and liabilities, including, without limitation, tax liabilities, except where the same may be contested in good faith by appropriate proceedings, and will maintain, and will cause each Subsidiary to maintain, in accordance with generally accepted accounting principles, appropriate reserves for the accrual of any of the same.
          .  Maintenance of Property; Insurance.
          (a) The Borrower will keep, and will cause each Subsidiary to keep, all property useful and necessary in its business in good working order and condition, ordinary wear and tear excepted.
          (b) The Borrower will insure and keep insured, and will cause each of its Subsidiaries to insure and keep insured, with financially sound and reputable insurers, so much of their respective properties, in such amounts (and with such deductibles), as companies engaged in a similar business in accordance with good business practice customarily insure properties of a similar character against loss by fire and from other causes. In addition, the Borrower will, and will cause each Subsidiary to, maintain with financially sound and reputable insurers public liability insurance against claims for personal injury, death or property damage suffered by others upon or in or about any premises occupied by it or occurring as a result of its ownership, maintenance or operation of any automobiles, trucks or other vehicles, aircraft or other facilities or as a result of the use of products manufactured, constructed or sold by it or services rendered by it, and such other insurance, in such amounts (and with such deductibles) as is usually carried by companies engaged in a similar business and as is in accordance with good business practice.
          .  Conduct of Business and Maintenance of
Existence. The Borrower will continue, and will cause each Subsidiary to continue, to engage in business of the same general type as now conducted by the Borrower and its Subsidiaries, and will preserve, renew and keep in full force and effect, and will cause each Subsidiary to preserve, renew and keep in full force and effect their respective corporate existence and their respective rights, privileges and franchises necessary or desirable in the normal conduct of business; provided that nothing in this
Section 5.4 shall prohibit (i) mergers and consolidations permitted by Section 5.16 or (ii) the termination of the corporate existence of any Subsidiary other than the Guarantor if the Borrower in good faith determines that such termination is in the best interest of the Borrower and is not materially disadvantageous to the Banks.
          . Compliance with Laws. The Borrower will comply, and cause each Subsidiary to comply, with all applicable laws, ordinances, rules, regulations, and requirements of governmental authorities (including, without limitation, Environmental Laws and ERISA and the rules and regulations thereunder) except where the necessity of compliance therewith is contested in good faith by appropriate proceedings and except where the failures to comply therewith, in the aggregate, do not, and are not reasonably expected to, have a material adverse effect on the business, financial position, results of operations or prospects of the Borrower and its Subsidiaries, considered as a whole.
          . Inspection of Property, Books and Records. The Borrower will keep, and will cause each Subsidiary to keep, proper books of record and account in which full, true and correct entries shall be made of all dealings and transactions in relation to its business and activities; and will permit, and will cause each Subsidiary to permit, representatives of any Bank at such Bank's expense to visit and inspect any of their respective properties, to examine and make abstracts from any of their respective books and records and to discuss their respective affairs, finances and accounts with their respective officers, employees and independent public accountants, all at such reasonable times and as often as may reasonably be desired. Each Bank shall hold in confidence all non-public information obtained pursuant to this Section 5.6 and marked or otherwise identified in writing as being confidential, except to the extent that such information (i) becomes generally available to the public other than as the result of disclosure by any Bank, (ii) was available to any Bank on a non-confidential basis prior to its disclosure to any Bank pursuant to this
Section 5.6, (iii) becomes available to any Bank on a non-confidential basis from a source other than the Borrower or any of its Subsidiaries at a time when such source is permitted to make such information available to such Bank, or (iv) is pertinent to any litigation between the Borrower or any of its Subsidiaries and such Bank; provided that any Bank may disclose such information (x) to any other Bank, which shall be subject to the provisions of this Section 5.6 with respect to such information, (y) at the request of a bank regulatory agency or in connection with an examination of such Bank by bank examiners and (z) to such Bank's independent auditors and legal counsel, it being understood that disclosure of such information pursuant to clause (y) or (z) of this proviso shall not otherwise limit the applicability of this sentence to such information and that, at the time of disclosure of such information pursuant to clause (z) of this proviso, such Bank shall inform such independent auditor or legal counsel that such information is subject to this Section 5.6; and provided, further, that if any Bank is requested or required in connection with any legal process to disclose any such information, such Bank will, to the extent it may lawfully do so, provide the Borrower with prompt notice of such request or requirement; unless the Borrower provides such Bank with evidence (including, without limitation, a court order) satisfactory to such Bank that it is not compelled to disclose such information in connection with such legal process, such Bank may, at such time as it is compelled to do so, disclose that portion of such information that it is compelled to disclose.
          . Current Ratio. Consolidated Adjusted Current Assets will at no time be less than 100% of Consolidated Adjusted Current Liabilities.
          . Debt  The Leverage Ratio will at no time exceed
2.50 to 1.
          .  Minimum Consolidated Adjusted Net Worth.
Consolidated Adjusted Net Worth will not as of any date (a "date of determination") be less than the sum of (a) $52,500,000, plus (b) the aggregate net proceeds received by the Borrower or any Consolidated Subsidiary from the issuance of equity securities after December 31, 1995 and on or before such date of determination, plus (c) an amount equal to 50% of the consolidated net income of the Borrower and its Subsidiaries for each Fiscal Year ending on or before such date of determination (commencing with the fiscal year ending on December 31, 1996) for which such consolidated net income is greater than zero.
          . Fixed Charge Coverage. The Fixed Charge Ratio will not, for any period of four consecutive Fiscal Quarters, be less than 1.45 to 1.
          . Cash Flow Restriction. The Borrower will not, and will not permit any Schedule A Subsidiary or any Subsidiary of a Schedule A Subsidiary to, directly or indirectly, contribute or lend or otherwise transfer any cash or cash equivalents to any Schedule B Subsidiary or any Subsidiary of a Schedule B Subsidiary except to the extent necessary to permit the Schedule B Subsidiaries and their Subsidiaries (a) to pay expenses in respect of real estate owned by them, (b) to satisfy obligations under Designated Joint Venture Agreements and (c) to pay selling, general and administrative expenses (including without limitation, principal of and interest on indebtedness of Schedule B Subsidiaries and their Subsidiaries), and then only to the extent that cash to pay such expenses and to satisfy such obligations is unavailable from other sources, including rental or other income produced by real estate owned by Schedule B Subsidiaries and their Subsidiaries; provided that the aggregate amount of cash and cash equivalents that may be contributed, lent or otherwise transferred to Schedule B Subsidiaries and their Subsidiaries during any Fiscal Year will not exceed (a) the aggregate amount of cash and cash equivalents distributed during such Fiscal Year by Schedule B Subsidiaries and their Subsidiaries to the Borrower and Schedule A Subsidiaries and their Subsidiaries that are wholly owned by the Borrower as dividends or in repayment of loans, plus (b) $4,000,000.
          . Debt of Guarantor.  The sum, without
duplication, of
          (i) total Debt of the Guarantor and its
     Subsidiaries (determined on a consolidated basis), excluding the Guarantor's guaranty of up to $39,500,000 aggregate principal amount of the Borrower's Senior Notes due 2001, plus
          (ii) contingent obligations of the Guarantor and its Subsidiaries to reimburse or prepay any bank or other Person in respect of amounts paid or payable under a letter of credit, banker's acceptance or similar instrument (except letters of credit, banker's acceptances and similar instruments that support, or are created as a result of the payment of, trade accounts payable of the Guarantor and its Subsidiaries arising in the ordinary course of business), plus
          (iii) the aggregate amount of all present and future obligations of Persons under operating leases that are guaranteed by the Guarantor or any of its Subsidiaries will at no time exceed $59,250,000; provided that such amount shall be reduced from time to time by an amount equal to the amount of any reduction in the maximum liability of the Guarantor under the Rickenbacker Guaranty; and provided, further, that, of such $59,250,000, no more than $56,550,000 may consist of debt for borrowed money, Guarantees of debt of other persons for borrowed money and contingent obligations of the type referred to in clause (ii) above (such $56,550,000 limit being reduced from time to time by the amount of any reduction in the $59,250,000 limit pursuant to the immediately preceding proviso), and the remaining amount may consist only of present and future obligations of the Guarantor and its Subsidiaries under operating leases that are guaranteed by the Guarantor or any of its Subsidiaries.
          Clean-up Period. The Borrower shall not permit any Loans to be outstanding during a period of at least five consecutive Domestic Business Days during each calendar year. Such periods may be designated by the Borrower and may differ from year to year; provided that no period so designated for any calendar year shall begin less than 30 days after the end of the period so designated for the previous calendar year.
          . Investments. (a) Neither the Borrower nor any Consolidated Subsidiary will make or acquire any Investment in any Person other than:
          (i) Investments in Subsidiaries existing on the date hereof; provided that any Investment in a Schedule B Subsidiary or a Subsidiary thereof may be made only pursuant to the terms of Section 5.11;
         (ii) loans to employees of the Borrower or any of its Subsidiaries; provided that the aggregate outstanding principal amount of such loans shall not at any time exceed $4,000,000;
        (iii)  Temporary Cash Investments;
         (iv) time deposits with, including certificates of deposit issued by, or banker's acceptances issued by, any office of any bank or trust company which (A) is organized under the laws of a jurisdiction other than the United States or any state thereof, Japan or a country that is a member of the European Economic Community and (B) has capital, surplus and undivided profits aggregating at least $50,000,000 (or the equivalent thereof in foreign currency); provided that the aggregate amount of Investments pursuant to this clause (iv) shall not at any time exceed $5,000,000; and
          (v)  any other Investment, provided that,
immediately after such Investment is made, the aggregate cost of all Investments made pursuant to this clause (v), in each case net of any return of capital or proceeds of sale, does not exceed 15% of Consolidated Adjusted Net Worth; provided that Turner Investment Corporation may invest the Steiner Proceeds (as such term is defined in the Waiver dated as of July 9, 1992 attached hereto as Annex A) in accordance with the guidelines set forth in a memorandum from R.E. Bailey dated June 24, 1992, a copy of which is attached hereto as Annex B; provided, further, that upon the liquidation by Turner Investment Corporation of its investments of the Steiner Proceeds, the proceeds of such liquidation shall be used first to repay the outstanding loan from the Borrower to Turner Investment Corporation, and any remaining proceeds will be distributed to the Borrower as a dividend.
          (b)  Notwithstanding subsection (a) of this
Section 5.14, the Borrower and its Subsidiaries may acquire the entire equity interest in any Person engaged in the general contracting business in any municipality in which neither the Borrower nor any of its Subsidiaries has an office for the conduct of such business; provided that the Borrower and its Subsidiaries shall not acquire more than one such Person in any such municipality; and provided, further, that (i) the aggregate cash consideration paid by the Borrower and its Subsidiaries for all such equity interests during any period of twelve consecutive months shall not exceed $5,000,000 and (ii) the total cash consideration paid by the Borrower and its Subsidiaries for such equity interests in any one Person shall not exceed $5,000,000.
          . Negative Pledge. Neither the Borrower nor any Subsidiary will create, assume or suffer to exist any Lien on any asset now owned or hereafter acquired by it, except:
          (a) Liens existing on the date of this Agreement securing Debt outstanding, or that may be incurred pursuant to committed credit lines existing, on the date of this Agreement in an aggregate principal amount not exceeding $100,000,000;
          (b)  any Lien existing on any asset of any
     corporation at the time such corporation becomes a Subsidiary and not created in contemplation of such event;
          (c) any Lien on any asset securing Debt incurred or assumed for the purpose of financing all or any part of the cost of acquiring such asset, provided that such Lien attaches to such asset concurrently with or within 90 days after the acquisition thereof;
          (d) any Lien existing on any asset prior to the acquisition thereof by the Borrower or a Subsidiary and not created in contemplation of such acquisition;
          (e) any Lien arising out of the refinancing, extension, renewal or refunding of any Debt secured by any Lien permitted by any of the foregoing clauses of this Section, provided that such Debt is not increased and is not secured by any additional assets; and
          (f) Liens arising in the ordinary course of its business which (i) do not secure Debt, (ii) do not secure any obligation in an amount exceeding $10,000,000 and (iii) do not in the aggregate materially detract from the value of its assets or materially impair the use thereof in the operation of its business.
          . Consolidations, Mergers and Sales of Assets.
The Borrower will not, and will not permit any of its Subsidiaries to, enter into any merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution) or convey, sell, lease, assign, transfer or otherwise dispose of, all or substantially all of its property, business or assets, or make any material change in the present method of conducting business, except that (i) any Subsidiary may be merged into the Borrower (providing that the Borrower shall be the surviving corporation) or merged or consolidated with or into any one or more other Subsidiaries; (ii) any Subsidiary may sell, lease, transfer or otherwise dispose of any of its assets to the Borrower or a wholly-owned Subsidiary of the Borrower; and (iii) the Borrower may be merged or consolidated with any other Person, provided that the Borrower is the surviving corporation and no Default would occur hereunder after giving effect thereto; provided, however, that no Schedule B Subsidiary or Subsidiary of a Schedule B Subsidiary shall be merged or consolidated with or into, or shall sell, lease, transfer or otherwise dispose of any of its assets to, the Borrower or any Schedule A Subsidiary or Subsidiary of a Schedule A Subsidiary.
Neither the Borrower nor any of its Subsidiaries shall sell or otherwise dispose of any of its assets except for sales or other dispositions in the ordinary course of business of
(x) obsolete or worn out property or (y) other property; provided that the aggregate book value of such other property so sold or disposed of in any twelve month period (exclusive of sales and dispositions pursuant to the following proviso) shall not exceed 10% of the Consolidated Adjusted Total Assets of the Borrower and its Subsidiaries at the beginning of such period; and provided, further, that the Schedule B Subsidiaries and their Subsidiaries and Rickenbacker Holdings, Inc., a Delaware corporation, and its Subsidiaries may sell, lease or otherwise transfer real estate assets or interests therein in arm's-length transactions otherwise permitted hereunder.
          . Use of Proceeds. The proceeds of the Loans made under this Agreement and the Letters of Credit will be used by the Borrower solely for the general corporate purposes of the Borrower and its Subsidiaries. None of such proceeds will be used, directly or indirectly, for the purpose, whether immediate, incidental or ultimate, of buying or carrying any "margin stock" within the meaning of Regulation U.


                          DEFAULTS
           Events of Default.  If one or more of the
following events ("Events of Default") shall have occurred
and be continuing:
            the Borrower shall fail to pay when due any
     principal of any Loan or any Reimbursement Obligation or shall fail to pay within three days of the due date thereof any interest, fees or other amount payable hereunder;
            the Borrower shall fail to observe or perform any covenant contained in Section 5.7, 5.8, 5.9, 5.10, 5.11, 5.13, 5.16 or 5.17;
            the Borrower shall fail to observe or perform any covenant contained in Section 5.12, 5.14 or 5.15 for seven days after written notice thereof has been given to the Borrower by the Agent at the request of any Bank;
            the Borrower shall fail to observe or perform any covenant or agreement contained in this Agreement (other than those covered by clause (a), (b) or (c) above) for 30 days after written notice thereof has been given to the Borrower by the Agent at the request of any Bank;
            any representation, warranty, certification or statement made by the Borrower or the Guarantor in this Agreement or in any certificate, financial statement or other document delivered pursuant to this Agreement shall prove to have been incorrect in any material respect when made (or deemed made);
            the Borrower or any Subsidiary shall fail to
     make any payment in respect of any Material Financial Obligations when due or within any applicable grace period;
            any event or condition shall occur which results in the acceleration of the maturity of any Material Debt or enables (or, with the giving of notice or lapse of time or both, would enable) the holder of such Debt or any Person acting on such holder's behalf to accelerate the maturity thereof;
            the Guarantor's obligations hereunder shall at any time cease to be in full force and effect or shall be declared null and void, or the validity or enforceability thereof shall be contested by the Guarantor, or the Guarantor shall deny it has any further liability or obligation hereunder;
            the Borrower or any Subsidiary shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall admit in writing its inability to pay its debts as they become due, or shall take any corporate action to authorize any of the foregoing;
            an involuntary case or other proceeding shall be commenced against the Borrower or any Subsidiary seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 60 days; or an order for relief shall be entered against the Borrower or any Subsidiary under the federal bankruptcy laws as now or hereafter in effect;
  any member of the ERISA Group shall fail to pay when due an amount or amounts aggregating in excess of $1,000,000 which it shall have become liable to pay under Title IV of ERISA; or notice of intent to terminate a Material Plan shall be filed under Title IV of ERISA by any member of the ERISA Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate, to impose liability (other than for premiums under Section 4007 of ERISA) in respect of, or to cause a trustee to be appointed to administer any Material Plan; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any Material Plan must be terminated; or there shall occur a complete or partial withdrawal from, or a default, within the meaning of Section 4219(c)(5) of ERISA, with respect to, one or more Multiemployer Plans which could cause one or more members of the ERISA Group to incur a current payment obligation in excess of $1,000,000; judgments or orders for the payment of money in excess of $1,000,000 shall be rendered against the Borrower or any Subsidiary and such judgments or orders shall continue
unsatisfied and unstayed for a period of 30 days; or   any
person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of 22% or more of the outstanding shares of common stock of the Borrower; or, during any period of 12 consecutive calendar months, individuals who were directors of the Borrower on the first day of such period shall cease to constitute a majority of the board of directors of the Borrower; then, and in every such event, the Agent shall (i) if requested by Banks having more than 50% in aggregate amount of the Commitments, by notice to the Borrower terminate the Commitments and they shall thereupon terminate, and (ii) if requested by Banks holding more than 50% of the aggregate principal amount of the Loans, by notice to the Borrower declare the Loans (together with accrued interest thereon) to be, and the Loans shall thereupon become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; provided that in the case of any of the Events of Default specified in clause (i) or (j) above with respect to the Borrower or the Guarantor, without any notice to the Borrower, or any other act by the Agent or the Banks, the Commitments shall thereupon terminate and the Loans (together with accrued interest thereon) shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.
          . Notice of Default. The Agent shall give notice to the Borrower under Section 0 or 0 promptly upon being requested to do so by any Bank and shall thereupon notify all the Banks thereof.
          . Cash Cover. If an Event of Default, shall have occurred and be continuing, the Borrower shall, if requested by the Agent upon the instruction of Banks having more than 50% in aggregate amount of the Letter of Credit Exposures, pay to the Agent an amount in immediately available funds (which funds shall be held as collateral pursuant to arrangements satisfactory to the Agent) equal to the aggregate amount then available or thereafter to become available for drawing under all Letters of Credit then outstanding, provided that, upon the occurrence of any Event of Default specified in Section 0 or 0 with respect to the Borrower or the Guarantor, the Borrower shall pay such amount forthwith without any notice or demand or any other act by the Agent or the Banks.

 THE AGENT Error! Bookmark not
defined.
          . Appointment and Authorization. Each Bank irrevocably appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement and the Notes as are delegated to the Agent by the terms hereof or thereof, together with all such powers as are reasonably incidental thereto.
          . Agent and Affiliates. Morgan Guaranty Trust Company of New York shall have the same rights and powers under this Agreement as any other Bank and may exercise or refrain from exercising the same as though it were not the Agent, and Morgan Guaranty Trust Company of New York and its affiliates may accept deposits from, lend money to, and generally engage in any kind of business with the Borrower or any Subsidiary or affiliate of the Borrower as if it were not the Agent.
          . Action by Agent. The obligations of the Agent hereunder are only those expressly set forth herein.
Without limiting the generality of the foregoing, the Agent shall not be required to take any action with respect to any Default, except as expressly provided in Article.
          . Consultation with Experts. The Agent may consult with legal counsel (who may be counsel for the Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.
          . Liability of Agent. Neither the Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be liable for any action taken or not taken by it in connection herewith (i) with the consent or at the request of the Required Banks or (ii) in the absence of its own gross negligence or willful misconduct. Neither the Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into or verify (i) any statement, warranty or representation made in connection with this Agreement or any borrowing hereunder; (ii) the performance or observance of any of the covenants or agreements of the Borrower ; (iii) the satisfaction of any condition specified in Article, except receipt of items required to be delivered to the Agent; or (iv) the validity, effectiveness or genuineness of this Agreement, the Notes or any other instrument or writing furnished in connection herewith. The Agent shall not incur any liability by acting in reliance upon any notice, consent, certificate, statement, or other writing (which may be a bank wire, telex, facsimile transmission or similar writing) believed by it to be genuine or to be signed by the proper party or parties.
          . Indemnification. Each Bank shall, ratably in accordance with its Commitment, indemnify the Agent, its affiliates and their respective directors, officers, agents and employees (to the extent not reimbursed by the Borrower or the Guarantor) against any cost, expense (including counsel fees and disbursements), claim, demand, action, loss or liability (except such as result from such indemnitees' gross negligence or willful misconduct) that such indemnitees may suffer or incur in connection with this Agreement or any action taken or omitted by such indemnitees hereunder.
          . Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Bank also acknowledges that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking any action under this Agreement.
          . Successor Agent. The Agent may resign at any time by giving notice thereof to the Banks and the Borrower. Upon any such resignation, the Required Banks shall have the right to appoint a successor Agent; provided that if such successor Agent is not a Bank, such appointment shall be subject to the consent of the Borrower, which consent shall not be unreasonably withheld. If no successor Agent shall have been so appointed by the Required Banks, and shall have accepted such appointment, within 30 days after the retiring Agent gives notice of resignation, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a commercial bank organized or licensed under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $100,000,000; provided that if such successor Agent is not a Bank, such appointment shall be subject to the consent of the Borrower, which consent shall not be unreasonably withheld. Upon the acceptance of its appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent.
          . Agent's Fee. The Borrower shall pay to the Agent for its own account fees in the amounts and at the times previously agreed upon between the Borrower and the Agent.


                  CHANGE IN CIRCUMSTANCES
          . Basis for Determining Interest Rate Inadequate or Unfair. If on or prior to the first day of any Interest Period for any CD Loan or Euro-Dollar Loan:
            the Agent is advised by the Reference Banks that deposits in dollars (in the applicable amounts) are not being offered to the Reference Banks in the relevant market for such Interest Period, or
            Banks having 50% or more of the aggregate amount of the Commitments advise the Agent that the Adjusted CD Rate or the Adjusted London Interbank Offered Rate, as the case may be, as determined by the Agent will not adequately and fairly reflect the cost to such Banks of funding their CD Loans or Euro-Dollar Loans, as the case may be, for such Interest Period, the Agent shall forthwith give notice thereof to the Borrower and the Banks, whereupon until the Agent notifies the Borrower that the circumstances giving rise to such suspension no longer exist, (i) the obligations of the Banks to make CD Loans or Euro-Dollar Loans, as the case may be, or to continue or convert outstanding Loans as or into CD Loans or Euro-Dollar Loans, as the case may be, shall be suspended and (ii) each outstanding CD Loan or Euro-Dollar Loan, as the case may be, shall be converted into a Base Rate Loan on the last day of the then current Interest Period applicable thereto. Unless the Borrower notifies the Agent at least two Domestic Business Days before the date of any Fixed Rate Borrowing for which a Notice of Borrowing has previously been given that it elects not to borrow on such date, such Borrowing shall instead be made as a Base Rate Borrowing.
          . Illegality. If, on or after July 1, 1996, the adoption of any applicable law, rule or regulation, or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Euro-Dollar Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for any Bank (or its Euro-Dollar Lending Office) to make, maintain or fund its Euro-Dollar Loans and such Bank shall so notify the Agent, the Agent shall forthwith give notice thereof to the other Banks and the Borrower, whereupon until such Bank notifies the Borrower and the Agent that the circumstances giving rise to such suspension no longer exist, the obligation of such Bank to make Euro-Dollar Loans, or to continue or convert outstanding Loans as or into Euro-Dollar Loans, shall be suspended. Before giving any notice to the Agent pursuant to this Section, such Bank shall designate a different Euro-Dollar Lending Office if such designation will avoid the need for giving such notice and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank. If such notice is given, each Euro-Dollar Loan of such Bank then outstanding shall be converted to a Base Rate Loan either
(a) on the last day of the then current Interest Period applicable to such Euro-Dollar Loan if such Bank may lawfully continue to maintain and fund such Loan to such day or (b) immediately if such Bank shall determine that it may not lawfully continue to maintain and fund such Loan to such day.
          . Increased Cost and Reduced Return. (a) If on or after July 1, 1996, the adoption of any applicable law, rule or regulation, or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Applicable Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall impose, modify or deem applicable any reserve (including, without limitation, any such requirement imposed by the Board of Governors of the Federal Reserve System, but excluding (i) with respect to any CD Loan any such requirement included in an applicable Domestic Reserve Percentage and (ii) with respect to any Euro-Dollar Loan any such requirement included in an applicable Euro-Dollar Reserve Percentage), special deposit, insurance assessment (excluding, with respect to any CD Loan, any such requirement reflected in an applicable Assessment Rate) or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Bank (or its Applicable Lending Office) or shall impose on any Bank (or its Applicable Lending Office) or on the United States market for certificates of deposit or the London interbank market any other condition affecting its Fixed Rate Loans, its Note or its obligation to make Fixed Rate Loans or its obligations in respect of Letters of Credit and the result of any of the foregoing is to increase the cost to such Bank (or its Applicable Lending Office) of making or maintaining any Fixed Rate Loan or of issuing or participating in any Letter of Credit, or to reduce the amount of any sum received or receivable by such Bank (or its Applicable Lending Office) under this Agreement or under its Note with respect thereto, by an amount deemed by such Bank to be material, then, within 15 days after demand by such Bank (with a copy to the Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank for such increased cost or reduction.
              If any Bank shall have determined that, after July 1, 1996, the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change in any such law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on capital of such Bank (or its Parent) as a consequence of such Bank's obligations hereunder to a level below that which such Bank (or its Parent) could have achieved but for such adoption, change, request or directive (taking into consideration its policies with respect to capital adequacy) by an amount deemed by such Bank to be material, then from time to time, within 15 days after demand by such Bank (with a copy to the Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank (or its Parent) for such reduction.
              Each Bank will promptly notify the Borrower and the Agent of any event of which it has knowledge, occurring after the date hereof, which will entitle such Bank to compensation pursuant to this Section and will designate a different Applicable Lending Office if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank. A certificate of any Bank claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive in the absence of manifest error. In determining such amount, such Bank may use any reasonable averaging and attribution methods.
          . Taxes. (a) For the purposes of this Section, the following terms have the following meanings:
          "Taxes" means any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings with respect to any payment by the Borrower or the Guarantor, as the case may be, pursuant to this Agreement or under any Note, and all liabilities with respect thereto, excluding (i) in the case of each Bank and the Agent, taxes imposed on its income, and franchise or similar taxes imposed on it, by a jurisdiction under the laws of which such Bank or the Agent (as the case may be) is organized or in which its principal executive office is located or, in the case of each Bank, in which its Applicable Lending Office is located and (ii) in the case of each Bank, any United States withholding tax imposed on such payments but only to the extent that such Bank is subject to United States withholding tax at the time such Bank first becomes a party to this Agreement.
          "Other Taxes" means any present or future stamp or documentary taxes and any other excise or property taxes, or similar charges or levies, which arise from any payment made pursuant to this Agreement or under any Note or from the execution or delivery of, or otherwise with respect to, this Agreement or any Note.
              Any and all payments by the Borrower or the Guarantor to or for the account of any Bank or the Agent hereunder or under any Note shall be made without deduction for any Taxes or Other Taxes; provided that, if the Borrower or the Guarantor shall be required by law to deduct any Taxes or Other Taxes from any such payments,
  (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) such Bank or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower or the Guarantor, as the case may be, shall make such deductions, (iii) the Borrower or the Guarantor, as the case may be, shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law and (iv) the Borrower or the Guarantor, as the case may be, shall furnish to the Agent, at its address referred to in Section, the original or a certified copy of a receipt evidencing payment thereof.
              The Borrower agrees to indemnify each Bank and the Agent for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed or asserted by any jurisdiction on amounts payable under this Section) paid by such Bank or the Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be paid within 15 days after such Bank or the Agent (as the case may be) makes demand therefor.
              Each Bank organized under the laws of a
  jurisdiction outside the United States, on or prior to the date of its execution and delivery of this Agreement in the case of each Bank listed on the signature pages hereof and on or prior to the date on which it becomes a Bank in the case of each other Bank, and from time to time thereafter if requested in writing by the Borrower (but only so long as such Bank remains lawfully able to do so), shall provide the Borrower and the Agent with Internal Revenue Service form 1001 or 4224, as appropriate, or any successor form prescribed by the Internal Revenue Service, certifying that such Bank is entitled to benefits under an income tax treaty to which the United States is a party which exempts such Bank from United States withholding tax or reduces the rate of withholding tax on payments of interest for the account of such Bank or certifying that the income receivable pursuant to this Agreement is effectively connected with the conduct of a trade or business in the United States.
              For any period with respect to which a Bank has failed to provide the Borrower or the Agent with the appropriate form pursuant to Section 8.4(d) (unless such failure is due to a change in treaty, law or regulation occurring subsequent to the date on which such form originally was required to be provided), such Bank shall not be entitled to indemnification under Section 8.4(b) or (c) with respect to Taxes imposed by the United
  States; provided that if a Bank, which is otherwise exempt from or subject to a reduced rate of withholding tax, becomes subject to Taxes because of its failure to deliver a form required hereunder, the Borrower shall take such steps as such Bank shall reasonably request to assist such Bank to recover such Taxes.
              If the Borrower or the Guarantor is required to pay additional amounts to or for the account of any Bank pursuant to this Section, then such Bank will change the jurisdiction of its Applicable Lending Office if, in the judgment of such Bank, such change (i) will eliminate or reduce any such additional payment which may thereafter accrue and (ii) is not otherwise disadvantageous to such Bank.
          . Base Rate Loans Substituted for Affected Fixed Rate Loans. If (i) the obligation of any Bank to make, or convert outstanding Loans to, Euro-Dollar Loans has been suspended pursuant to Section or (ii) any Bank has demanded compensation under Section or with respect to its CD Loans or Euro-Dollar Loans and the Borrower shall, by at least five Euro-Dollar Business Days' prior notice to such Bank through the Agent, have elected that the provisions of this Section shall apply to such Bank, then, unless and until such Bank notifies the Borrower that the circumstances giving rise to such suspension or demand for compensation no longer exist:
            all Loans which would otherwise be made by such Bank as (or continued as or converted into) CD Loans or Euro-Dollar Loans, as the case may be, shall instead be Base Rate Loans (on which interest and principal shall be payable contemporaneously with the related Fixed Rate Loans of the other Banks); and
            after each of its CD Loans or Euro-Dollar Loans, as the case may be, has been repaid (or converted to a Base Rate Loan), all payments of principal which would otherwise be applied to repay such Fixed Rate Loans shall be applied to repay its Base Rate Loans instead.
If such Bank notifies the Borrower that the circumstances giving rise to such notice no longer apply, the principal amount of each such Base Rate Loan shall be converted into a CD Loan or Euro-Dollar Loan, as the case may be, on the first day of the next succeeding Interest Period applicable to the related CD Loans or Euro-Dollar Loans of the other Banks.

     GUARANTY
          The Guaranty.  The Guarantor hereby
unconditionally guarantees the full and punctual payment (whether at stated maturity, upon acceleration or otherwise) of the principal of and interest on each Note issued by the Borrower pursuant to this Agreement, and the full and punctual payment of all other amounts payable by the Borrower under this Agreement. Upon failure by the Borrower to pay punctually any such amount, the Guarantor shall forthwith on demand pay the amount not so paid at the place and in the manner specified in this Agreement.
           Guaranty Unconditional. The obligations of the Guarantor hereunder shall be unconditional and absolute and, without limiting the generality of the foregoing, shall not be released, discharged or otherwise affected by:
            any extension, renewal, settlement, compromise, waiver or release in respect of any obligation of the Borrower under this Agreement or any Note, by operation of law or otherwise;
       any modification or amendment of or supplement to this Agreement or any Note;
       any release, impairment, non-perfection or invalidity of any direct or indirect security for any obligation of the Borrower under this Agreement or any Note;
       any change in the corporate existence, structure or ownership of the Borrower or the Guarantor, or any insolvency, bankruptcy, reorganization or other similar proceeding affecting the Borrower or its assets or any resulting release or discharge of any obligation of the Borrower contained in this Agreement or any Note;
            the existence of any claim, set-off or other
     rights which the Guarantor may have at any time against the Borrower, the Agent, any Bank or any other Person, whether in connection herewith or with any unrelated transactions, provided that nothing herein shall prevent the assertion of any such claim by separate suit or compulsory counterclaim;
       any invalidity or unenforceability relating to or against the Borrower for any reason of this Agreement or any Note, or any provision of applicable law or regulation purporting to prohibit the payment by the Borrower of the principal of or interest on any Note or any other amount payable by the Borrower under this Agreement; or
  any other act or omission to act or delay of any kind by the Borrower, the Agent, any Bank or any other Person or any other circumstance whatsoever which might, but for the provisions of this paragraph, constitute a legal or equitable discharge of the Guarantor's obligations
hereunder.   Discharge Only Upon Payment In Full;
Reinstatement In Certain Circumstances. The Guarantor's obligations hereunder shall remain in full force and effect until the Commitments shall have terminated, there shall be no outstanding Letters of Credit and the principal of and interest on the Notes and all other amounts payable by the Borrower under this Agreement shall have been paid in full. If at any time any payment of the principal of or interest on any Note or any other amount payable by the Borrower under this Agreement is rescinded or must be otherwise restored or returned upon the insolvency, bankruptcy or reorganization of the Borrower or otherwise, the Guarantor's obligations hereunder with respect to such payment shall be reinstated at such time as though such payment had been due but not made at such time.
          .  Waiver by the Guarantor.  The Guarantor
irrevocably waives acceptance hereof, presentment, demand, protest and any notice not provided for herein, as well as any requirement that at any time any action be taken by any Person against the Borrower or any other Person.
          . Subrogation. Upon making any payment with respect to the obligations of the Borrower hereunder, the Guarantor shall be subrogated to the rights of the payee against the Borrower with respect to such payment; provided that the Guarantor shall not enforce any payment by way of subrogation against the Borrower so long as (i) any Bank has any Commitment or Letter of Credit Exposure hereunder or
(ii) any amount payable by the Borrower hereunder remains
unpaid.
          . Stay of Acceleration. If acceleration of the time for payment of any amount payable by the Borrower under this Agreement or any Note is stayed upon the insolvency, bankruptcy or reorganization of the Borrower, all such amounts otherwise subject to acceleration under the terms of this Agreement shall nonetheless be payable by the Guarantor hereunder forthwith on demand by the Agent made at the request of the requisite proportion of the Banks specified in Article.
          . Limit of Liability. The obligations of the Guarantor hereunder shall be limited to an aggregate amount equal to the largest amount that would not render its obligations hereunder subject to avoidance under Section 548 of the United States Bankruptcy Code or any comparable provisions of any applicable state law.


                       MISCELLANEOUS
          . Notices. All notices, requests and other communications to any party hereunder shall be in writing (including bank wire, telex, facsimile transmission or similar writing) and shall be given to such party: (a) in the case of the Borrower, the Guarantor or the Agent, at its address, facsimile number or telex number set forth on the signature pages hereof, (b) in the case of any Bank, at its address, facsimile number or telex number set forth in its Administrative Questionnaire or (c) in the case of any party, such other address, facsimile number or telex number as such party may hereafter specify for the purpose by notice to the Agent and the Borrower. Each such notice, request or other communication shall be effective (i) if given by telex, when such telex is transmitted to the telex number specified in this Section and the appropriate answerback is received, (ii) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (iii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (iv) if given by any other means, when delivered at the address specified in this Section; provided that notices to the Agent or any Issuing Bank under Article or Article shall not be effective until received.
          . No Waivers. No failure or delay by the Agent or any Bank or Issuing Bank in exercising any right, power or privilege hereunder or under any Note shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.
          . Expenses; Indemnification. (a) The Borrower shall pay (i) all reasonable out-of-pocket expenses of the Agent, including reasonable fees and disbursements of special counsel for the Agent, in connection with the preparation and administration of this Agreement, any waiver or consent hereunder or any amendment hereof or any Default or alleged Default hereunder and (ii) if an Event of Default occurs, all reasonable out-of-pocket expenses incurred by the Agent and each Bank, including (without duplication) the fees and disbursements of outside counsel and the allocated cost of inside counsel, in connection with such Event of Default and collection, bankruptcy, insolvency and other enforcement proceedings resulting therefrom. The Borrower shall indemnify each Bank against any transfer taxes, documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement or any Note.
              The Borrower agrees to indemnify the Agent and each Bank, their respective affiliates and the respective directors, officers, agents and employees of the foregoing (each an "Indemnitee") and hold each Indemnitee harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind, including, without limitation, the reasonable fees and disbursements of counsel, which may be incurred by such Indemnitee in connection with any investigative, administrative or judicial proceeding (whether or not such Indemnitee shall be designated a party thereto) brought or threatened relating to or arising out of this Agreement or any actual or proposed use of proceeds of the Loans or the Letters of Credit; provided that no Indemnitee shall have the right to be indemnified hereunder for such Indemnitee's own gross negligence or willful misconduct as determined by a court of competent jurisdiction.
          . Sharing of Set-Offs Each Bank agrees that if it shall, by exercising any right of set-off or counterclaim or otherwise, receive payment of a proportion of the aggregate amount of principal and interest due with respect to its Note or its share of any Reimbursement Obligation which is greater than the proportion received by any other Bank in respect of the aggregate amount of principal and interest due with respect to its Note or its share of such Reimbursement Obligation, the Bank receiving such proportionately greater payment shall purchase such participations in the Notes and the Reimbursement Obligations held by or for the account of the other Banks, and such other adjustments shall be made, as may be required so that all such payments of principal and interest with respect to the Notes and the Reimbursement Obligations held by or for the account of the Banks shall be shared by the Banks pro rata; provided that nothing in this Section shall impair the right of any Bank to exercise any right of set-off or counterclaim it may have and to apply the amount subject to such exercise to the payment of indebtedness of the Borrower or the Guarantor other than its indebtedness hereunder. Each of the Borrower and the Guarantor agrees, to the fullest extent it may effectively do so under applicable law, that any holder of a participation in a Note or Reimbursement Obligation, whether or not acquired pursuant to the foregoing arrangements, may exercise rights of set-off or counterclaim and other rights with respect to such participation as fully as if such holder of a participation were a direct creditor of the Borrower or the Guarantor in the amount of such participation.
          . Amendments and Waivers. Any provision of this Agreement or the Notes may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the Borrower and the Required Banks (and, if the rights or duties of the Agent or any Issuing Bank is affected thereby, by the Agent or any Issuing Bank, as relevant); provided that no such amendment or waiver shall, unless signed by all the Banks, (i) increase or decrease the Commitment of any Bank (except for a ratable decrease in the Commitments of all Banks) or subject any Bank to any additional obligation,
(ii) reduce the principal of or rate of interest on any Loan or the amount of any Reimbursement Obligation or any interest thereon or any fees hereunder, (iii) postpone the date fixed for any payment of principal of or interest on any Loan or any Reimbursement Obligation or any interest thereon or any fees hereunder or for the termination of any Commitment or (except as expressly provided in Section) the expiry date of any Letter of Credit, (iv) release the Guarantor from its obligations hereunder or (v) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Notes and/or Letter of Credit Exposures, or the number of Banks, which shall be required for the Banks or any of them to take any action under this Section or any other provision of this Agreement; provided, further, that any amendment or waiver of any provision of
Article 9 shall not be effective unless also signed by the Guarantor.
          . Successors and Assigns. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of all the Banks.
              Any Bank may at any time grant to one or more banks or other institutions (each a "Participant") participating interests in its Commitment or all or any part of its Loans and Letter of Credit Exposure. In the event of any such grant by a Bank of a participating interest to a Participant, whether or not upon notice to the Borrower and the Agent, such Bank shall remain responsible for the performance of its obligations hereunder, and the Borrower, the Issuing Banks and the Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement. Any agreement pursuant to which any Bank may grant such a participating interest shall provide that such Bank shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided that such participation agreement may provide that such Bank will not agree to any modification, amendment or waiver of this Agreement described in clause (i), (ii), (iii) or
  (iv) of Section without the consent of the Participant. The Borrower agrees that each Participant shall, to the extent provided in its participation agreement, be entitled to the benefits of Article with respect to its participating interest. An assignment or other transfer which is not permitted by subsection (c) or (d) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (b).
              Any Bank may at any time assign to one or more banks or other institutions (each an "Assignee") all, or a proportionate part (equivalent to an initial Commitment of not less than $5,000,000) of all, of its rights and obligations under this Agreement and the Notes, and such Assignee shall assume such rights and obligations, pursuant to an Assignment and Assumption Agreement in substantially the form of Exhibit 0 hereto executed by such Assignee and such transferor Bank, with (and subject to) the subscribed consent of the Borrower (which shall not be unreasonably withheld), the Agent and the Issuing Banks; provided that if an Assignee is an affiliate of such transferor Bank or was a Bank immediately prior to such assignment, no such consent of the Borrower shall be required. Upon execution and delivery of such instrument and payment by such Assignee to such transferor Bank of an amount equal to the purchase price agreed between such transferor Bank and such Assignee, such Assignee shall be a Bank party to this Agreement and shall have all the rights and obligations of a Bank with a Commitment as set forth in such instrument of assumption, and the transferor Bank shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required. Upon the consummation of any assignment pursuant to this subsection (c), the transferor Bank, the Agent and the Borrower shall make appropriate arrangements so that, if required, a new Note is issued to the Assignee. In connection with any such assignment, the transferor Bank shall pay to the Agent an administrative fee for processing such assignment in the amount of $2,500. If the Assignee is not incorporated under the laws of the United States or a state thereof, it shall deliver to the Borrower and the Agent certification as to exemption from deduction or withholding of any United States federal income taxes in accordance with Section.
              Any Bank may at any time assign all or any portion of its rights under this Agreement and its Note to a Federal Reserve Bank. No such assignment shall release the transferor Bank from its obligations hereunder.
              No Assignee, Participant or other transferee of any Bank's rights shall be entitled to receive any greater payment under Section or than such Bank would have been entitled to receive with respect to the rights transferred, unless such transfer is made with the Borrower's prior written consent or by reason of the provisions of Section, or requiring such Bank to designate a different Applicable Lending Office under certain circumstances or at a time when the circumstances giving rise to such greater payment did not exist.
              Upon the consummation of any assignment
  pursuant to Section 0, the Assignee shall be bound by the provisions of the Intercreditor Agreement as one of the "Banks" referred to therein.
          . Collatera. Each of the Banks represents to the Agent and each of the other Banks that it in good faith is not relying upon any "margin stock" (as defined in Regulation U) as collateral in the extension or maintenance of the credit provided for in this Agreement.
          Governing Law. This Agreement and each Note shall be governed by and construed in accordance with the laws of the State of New York.
            Counterparts; Integration. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof.
          . WAIVER OF JURY TRIAL. EACH OF THE BORROWER, THE AGENT AND THE BANKS HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

          . Prepayments of Loans on the Effective Date. Notwithstanding anything to the contrary in this Agreement, the Borrower may prepay any Loans outstanding under this Agreement on the Effective Date as contemplated by Section 0 by paying the principal amount to be prepaid together with interest accrued thereon to the date of prepayment. If any such prepayment is made, the Borrower will reimburse the Banks pursuant to Section for any resulting funding losses.
          . Intercreditor Agreement. Each Bank that is not already a party to the Intercreditor Agreement agrees, for the benefit of each of the parties thereto, to be bound by the provisions thereof as one of the "Banks" referred to therein.
          . Role of Chemical Bank. Chemical Bank is signing this Amendment solely for the purpose of reducing its Commitment under the Agreement as in effect before the Effective Date (the "Existing Agreement") to zero and complying with the provisions of Section 10.05 of the Existing Agreement, which states that any reduction of the Commitment of any Bank (except a ratable reduction of the Commitments of all Banks) requires the consent of all the Banks. After the Effective Date, Chemical Bank will have no obligations under the Agreement as amended and restated hereby, but will continue to have, with respect to events occurring prior to the Effective Date, the obligations set forth in Section 7.06 of the Existing Agreement and the benefits of the indemnification provisions set forth in Sections 8.03 and 10.03 thereof.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the day and year first above written.

THE TURNER CORPORATION             THE TURNER CORPORATION


By /s/ Donald G. Sleeman          By /s/ David J. Smith
  Title: Vice President,            Title: Senior Vice President
         Treasurer & Controller             & CFO
  375 Hudson Street                  375 Hudson Street
  New York, NY 10014                New York, NY  10014
  Facsimile: (212) 229-6073         Facsimile: (212) 229-6073

TURNER CONSTRUCTION COMPANY        TURNER CONSTRUCTION COMPANY

By /s/ David J. Smith             By /s/ Donald G. Sleeman
  Title: Senior Vice President      Title: Vice President,
         & CFO                             Treasurer & Controller
  375 Hudson Street                 375 Hudson Street
  New York, NY 10014                New York, NY  10014
  Facsimile: (212) 229-6073         Facsimile: (212) 229-6073


Commitments

$11,250,000                MORGAN GUARANTY TRUST COMPANY
                          OF NEW YORK

                        By /s/ Carl J. Mehldau, Jr.
                           Title: Associate

$11,250,000                THE BANK OF NEW YORK

                        By /s/ Gregory R. Reimers
                           Title: Vice President

$11,250,000                HARRIS TRUST AND SAVINGS BANK

                        By /s/ Wes W. Frangul
                           Title: Vice President

$ 7,500,000                BANK ONE, COLUMBUS, N.A.

                        By /s/ Douglas H. Klamfoth
                           Title: Vice President

$ 0                     CHEMICAL BANK

                        By /s/ Peter C. Eckstein
                           Title: Vice President


Total Commitments

$41,250,000
                        MORGAN GUARANTY TRUST COMPANY
                          OF NEW YORK, as Agent

                        By /s/ Carl J. Mehldau, Jr.
                           Title: Associate
                           60 Wall Street
                           New York, NY 10260
                           Facsimile: (212) 648-5014
                      PRICING SCHEDULE

            Each of "Euro-Dollar Margin", "CD Margin", "Base Rate Margin", "Commitment Fee Rate" and "LC Fee Rate" means, for any day, the rate set forth below in the row opposite such term and in the column corresponding to the "Pricing Level" that applies for such day:

                    Level I    Level II    Level III
     Euro-Dollar    1.75%       2.00%       2.25%
     Margin
     CD Margin       1.875%     2.125%      2.375%
     Base Rate            0%    0.25%       0.50%
      Margin
     Commitment     0.50%       0.50%       0.50%
     Fee
     Rate
     LC Fee Rate    1.75%       2.00%       2.25%

       For purposes of this Schedule, the following terms have the following meanings:
       "Level I Pricing" applies for any day if the Fixed Charge Ratio for the period of four consecutive Fiscal Quarters ended at the end of the most recent Fiscal Quarter for which a compliance certificate has been (or should have been) delivered pursuant to Section 0 is greater than or equal to
1.9 to 1 and Consolidated Adjusted Net Worth as of the end of such most recent Fiscal Quarter is greater than or equal to $75,000,000.
       "Level II Pricing" applies for any day if Level I Pricing does not apply and the Fixed Charge Ratio for the period of four consecutive Fiscal Quarters ended at the end of the most recent Fiscal Quarter for which a compliance certificate has been (or should have been) delivered pursuant to Section 0 is greater than or equal to 1.6 to 1 and Consolidated Adjusted
Net Worth as of the end of such most recent Fiscal Quarter is greater than or equal to $65,000,000.
       "Level III Pricing" applies for any day if neither Level I Pricing nor Level II Pricing applies for such day.
       "Pricing Level" refers to the determination of which Level I Pricing, Level II Pricing or Level III Pricing applies for any day.



                            NOTE

                                        New York, New York
                                        ___________ __, 199_
          For value received, The Turner Corporation, a Delaware corporation (the "Borrower"), promises to pay to the order of ______________________ (the "Bank"), for the account of its Applicable Lending Office, on the Termination Date the unpaid principal amount of each Loan made by the Bank to the Borrower pursuant to the Credit Agreement referred to below. The Borrower promises to pay interest on the unpaid principal amount of each such Loan on the dates and at the rate or rates provided for in the Credit Agreement. All such payments of principal and interest shall be made in lawful money of the United States in Federal or other immediately available funds at the office of Morgan Guaranty Trust Company of New York, 60 Wall Street, New York, New York.
          All Loans made by the Bank, the respective types thereof and all repayments of the principal thereof shall be recorded by the Bank and, if the Bank so elects in connection with any transfer or enforcement hereof, appropriate notations to evidence the foregoing information with respect to each such Loan then outstanding may be endorsed by the Bank on the schedule attached hereto, or on a continuation of such schedule attached to and made a part hereof; provided that the failure of the Bank to make any such recordation or endorsement shall not affect the obligations of the Borrower hereunder or under the Credit Agreement.
          This note is one of the Notes referred to in the Credit Agreement dated as of December 30, 1992, as amended and restated as of July 1, 1996 among The Turner Corporation, Turner Construction Company, the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent (as the same may be amended from time to time, the "Credit Agreement"). Terms defined in the Credit Agreement are used herein with the same meanings. Reference is made to the Credit Agreement for provisions for the prepayment hereof and the acceleration of the maturity hereof.
          The payment in full of the principal of and interest on this Note has been unconditionally guaranteed by Turner Construction Company.

                                                       The
                              Turner Corporation

                              By____________________
                                Name:
                                Title:
                     LOANS AND PAYMENTS OF PRINCIPAL
__________________________________________________________________________

                Amount     Type      Amount of
                  of                 Principal     Notation
       Date      Loan                 Repaid       Made By
__________________________________________________________________________
                 OPINION OF ROGERS & WELLS,
         COUNSEL FOR THE BORROWER AND THE GUARANTOR

                                   [Effective Date]

To the Banks and the Agent
  Referred to Below
c/o Morgan Guaranty Trust Company
  of New York, as Agent
60 Wall Street
New York, New York  10260

Dear Sirs:

          We have acted as counsel for The Turner
Corporation (the "Borrower") and Turner Construction Company (the "Guarantor") in connection with the Amendment and Restatement dated as of July 1, 1996 (the "Amended Credit Agreement") of the Credit Agreement dated as of December 30, 1992 among the Borrower, the Guarantor, the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent. Terms defined in the Amended Credit Agreement are used herein as therein defined. This opinion is being rendered to you at the request of our clients pursuant to
Section 0 of the Amended Credit Agreement.
          We have examined originals or copies, certified or otherwise identified to our satisfaction, of such documents, corporate records, certificates of public officials and other instruments and have conducted such other investigations of fact and law as we have deemed necessary or advisable for purposes of this opinion.
          Based on the foregoing, we are of the opinion that:
          1. Each of the Borrower and the Guarantor is a corporation duly incorporated, validly existing and in good standing under the laws of its state of incorporation and has all corporate powers required to carry on its business as now conducted.
          2. The execution, delivery and performance by the Borrower of the Amended Credit Agreement and the Notes and by the Guarantor of the Amended Credit Agreement are within their respective corporate powers, have been duly authorized by all necessary corporate action, require no action by or in respect of, or filing with, any governmental body, agency or official and do not contravene, or constitute a default under, any provision of applicable law or regulation or of the certificate of incorporation or by-laws of the Borrower or the Guarantor or of any agreement, judgment, injunction, order, decree or other instrument of which we are aware binding upon the Borrower or any of its Subsidiaries or result in the creation or imposition of any Lien under any agreement of which we are aware on any asset of the Borrower or any of its Subsidiaries.
          3. The Amended Credit Agreement constitutes a valid and binding agreement of the Borrower and the Guarantor, and the Notes constitute valid and binding obligations of the Borrower, in each case enforceable against the Borrower or the Guarantor, as the case may be, in accordance with the respective terms except as the same may be limited by bankruptcy, insolvency, fraudulent conveyance or similar laws affecting creditors' rights generally and by general principles of equity.
          4. There is no action, suit or proceeding of which we are aware pending against, or to the best of our knowledge threatened against or affecting, the Borrower or any of its Subsidiaries before any court or arbitrator or any governmental body, agency or official which in any manner draws into question the validity of the Amended Credit Agreement or the Notes.

                         Very truly yours,


                                                 EXHIBIT B-2
                OPINION OF GENERAL COUNSEL
             OF THE BORROWER AND THE GUARANTOR

                                     [Effective Date]

To the Banks and the Agent
  Referred to Below
c/o Morgan Guaranty Trust Company
  of New York, as Agent
60 Wall Street
New York, New York  10260

Dear Sirs:

          I am General Counsel of The Turner Corporation, a Delaware corporation (the "Borrower"), and Turner Construction Company, a New York corporation (the Guarantor").
          I have examined the Amendment and Restatement dated as of July 1, 1996 (the "Amended Credit Agreement") of the Credit Agreement dated as of December 30, 1992 among the Borrower, Guarantor, the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, as well as originals or copies, certified or otherwise identified to my satisfaction, of such documents, corporate records, certificates of public officials and other instruments and have conducted such other investigations of fact and law as I have deemed necessary or advisable for purposes of this opinion. Terms defined in the Amended Credit Agreement are used herein as therein defined.
          Upon the basis of the foregoing, I am of the opinion that:
          1. Each of the Borrower and the Guarantor is a corporation duly incorporated, validly existing and in good standing under the laws of the state of its incorporation, and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted.
          2. The execution, delivery and performance by the Borrower and the Guarantor of the Amended Credit Agreement and by the Borrower of the Notes do not contravene, or constitute a default under, any provision of any agreement, judgment, injunction, order, decree or other instrument of which I am aware binding upon the Borrower or the Guarantor or result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries.
          3. There is no action, suit or proceeding of which I am aware pending against, or to the best of my knowledge threatened against or affecting, the Borrower or any of its Subsidiaries before any court or arbitrator or any governmental body, agency or official, in which there is a reasonable possibility of an adverse decision which could materially adversely affect the business, consolidated financial position or consolidated results of operations of the Borrower its Consolidated Subsidiaries, considered as a whole or which in any manner draws into question the validity of the Amended Credit Agreement or the Notes.

                            Very truly yours,


                         OPINION OF
           DAVIS POLK & WARDWELL, SPECIAL COUNSEL
                        FOR THE AGENT
                                   [Effective Date]

To the Banks and the Agent
  Referred to Below
c/o Morgan Guaranty Trust Company
  of New York, as Agent
60 Wall Street
New York, New York  10260

Dear Sirs:

          We have participated in the preparation of the Amendment and Restatement dated as of July 1, 1996 (the "Amended Credit Agreement") of the Credit Agreement dated as of December 30, 1992 among The Turner Corporation, a Delaware corporation (the "Borrower"), Turner Construction Company, a New York corporation (the "Guarantor"), the banks party thereto (the "Banks") and Morgan Guaranty Trust Company of New York, as Agent (the "Agent"), and have acted as special counsel for the Agent for the purpose of rendering this opinion pursuant to Section 0 of the Amended Credit Agreement. Terms defined in the Amended Credit Agreement are used herein as therein defined.
          We have examined originals or copies, certified or otherwise identified to our satisfaction, of such documents, corporate records, certificates of public officials and other instruments and have conducted such other investigations of fact and law as we have deemed necessary or advisable for purposes of this opinion.
          Upon the basis of the foregoing, we are of the opinion that:
          1. The execution, delivery and performance by the Borrower of the Amended Credit Agreement and the Notes and by the Guarantor of the Amended Credit Agreement are within their respective corporate powers and have been duly authorized by all necessary corporate action.
          2. The Amended Credit Agreement constitutes a valid and binding agreement of the Borrower and the Guarantor and each Note constitutes a valid and binding obligation of the Borrower, in each case enforceable in accordance with its terms except as the same may be limited by bankruptcy, insolvency, fraudulent conveyance or similar laws affecting creditors' rights generally and by general principles of equity.
          We are members of the Bar of the State of New York and the foregoing opinion is limited to the laws of the State of New York, the federal laws of the United States and the General Corporation Law of the State of Delaware. In giving the foregoing opinion, we express no opinion as to the effect (if any) of any law of any jurisdiction (except the State of New York) in which any Bank is located which limits the rate of interest that such Bank may charge or collect.
          This opinion is rendered solely to you in connection with the above matter. This opinion may not be relied upon by you for any other purpose or relied upon by any other person without our prior written consent.
                              Very truly yours,


            ASSIGNMENT AND ASSUMPTION AGREEMENT

          AGREEMENT dated as of _________, 19__ among <NAME OF ASSIGNOR> (the "Assignor"), <NAME OF ASSIGNEE> (the "Assignee"), THE TURNER CORPORATION (the "Borrower") and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Agent (the "Agent").
          WHEREAS, this Assignment and Assumption Agreement (the "Agreement") relates to the Amendment and Restatement dated as of July 1, 1996 (the "Amended Credit Agreement") of the Credit Agreement dated as of December 30, 1992 among the Borrower, Turner Construction Company, as Guarantor, the Assignor and the other Banks party thereto, as Banks and the Agent;
          WHEREAS, as provided under the Amended Credit Agreement, the Assignor has a Commitment to make Loans to the Borrower and participate in Letters of Credit in an aggregate principal amount at any time outstanding not to exceed $__________;
          WHEREAS, Loans made to the Borrower by the Assignor under the Amended Credit Agreement in the aggregate principal amount of $__________ are outstanding at the date hereof;
          WHEREAS, the Assignor's share of the total amount available for drawing under Letters of Credit outstanding at the date hereof is $__________; and
          WHEREAS, the Assignor proposes to assign to the Assignee all of the rights of the Assignor under the Amended Credit Agreement in respect of a portion of its Commitment thereunder in an amount equal to $__________ (the "Assigned Amount"), together with a corresponding portion of its outstanding Loans and Letter of Credit Exposure, and the Assignee proposes to accept assignment of such rights and assume the corresponding obligations from the Assignor on such terms;
          NOW, THEREFORE, in consideration of the foregoing and the mutual agreements contained herein, the parties hereto agree as follows:
          SECTION 1. Definitions. All capitalized terms not otherwise defined herein have the respective meanings set forth in the Amended Credit Agreement.
          SECTION 2.  Assignment.  The Assignor hereby
assigns and sells to the Assignee all of the rights of the Assignor under the Amended Credit Agreement to the extent of the Assigned Amount, and the Assignee hereby accepts such assignment from the Assignor and assumes all of the obligations of the Assignor under the Amended Credit Agreement to the extent of the Assigned Amount, including the purchase from the Assignor of the corresponding portion of the principal amount of the Loans made by, and Letter of Credit Exposure of, the Assignor outstanding at the date hereof. Upon the execution and delivery hereof by the Assignor, the Assignee, [the Borrower, the Issuing Banks and the Agent] and the payment of the amounts specified in
Section 3 required to be paid on the date hereof (i) the Assignee shall, as of the date hereof, succeed to the rights and be obligated to perform the obligations of a Bank under the Amended Credit Agreement with a Commitment in an amount equal to the Assigned Amount, and (ii) the Commitment of the Assignor shall, as of the date hereof, be reduced by a like amount and the Assignor released from its obligations under the Amended Credit Agreement to the extent such obligations have been assumed by the Assignee. The assignment provided for herein shall be without recourse to the Assignor.
          SECTION 3. Payments. As consideration for the assignment and sale contemplated in Section 2 hereof, the Assignee shall pay to the Assignor on the date hereof in Federal funds the amount heretofore agreed between them.1 It is understood that commitment and/or letter of credit fees accrued to the date hereof are for the account of the Assignor and such fees accruing from and including the date hereof are for the account of the Assignee. Each of the Assignor and the Assignee hereby agrees that if it receives any amount under the Amended Credit Agreement which is for the account of the other party hereto, it shall receive the same for the account of such other party to the extent of such other party's interest therein and shall promptly pay the same to such other party.
          [SECTION 4. Consent of the Borrower, the Agent and the Issuing Banks. This Agreement is conditioned upon the consent of the Borrower, the Agent and the Issuing Banks pursuant to Section 0 of the Amended Credit Agreement. The execution of this Agreement by the Borrower, the Agent and the Issuing Banks is evidence of this consent. Pursuant to
Section 0, the Borrower agrees to execute and deliver a Note payable to the order of the Assignee to evidence the assignment and assumption provided for herein.]
          SECTION 5.  Non-Reliance on Assignor.  The
Assignor makes no representation or warranty in connection with, and shall have no responsibility with respect to, the solvency, financial condition, or statements of the Borrower or the Guarantor, or the validity and enforceability of the obligations of the Borrower or the Guarantor in respect of the Amended Credit Agreement or any Note. The Assignee acknowledges that it has, independently and without reliance on the Assignor, and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and will continue to be responsible for making its own independent appraisal of the business, affairs and financial condition of the Borrower.
          SECTION 6. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.
          SECTION 7. Counterparts. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.
          SECTION 8. Intercreditor Agreement. The Assignee acknowledges that it has received a copy of the Intercreditor Agreement (as such term is defined in the Amended Credit Agreement) and agrees, for the benefit of the Senior Noteholders (as defined therein) and the other Banks referred to therein, to be bound by the provisions thereof as one of the "Banks" referred to therein.
          IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered by their duly authorized officers as of the date first above written.

                              <NAME OF ASSIGNOR>
                              By_________________________
                                Name:
                                Title:
                         <NAME OF ASSIGNEE>
                              By__________________________
                                Name:
                                Title:
                                                       THE
                              TURNER CORPORATION
                              By__________________________
                                Name:
                                Title:
                              MORGAN GUARANTY TRUST COMPANY
                                OF NEW YORK, as Agent
                              By__________________________
                                Name:
                                Title:
                              [Issuing Banks]
                              By__________________________
                                                   EXHIBIT E

                    EXTENSION AGREEMENT

The Turner Corporation
375 Hudson Street
New York, New York  10014

Morgan Guaranty Trust Company
  of New York, as Agent
  under the Amended Credit Agreement
  referred to below
60 Wall Street
New York, NY  10260

Gentlemen:

          The undersigned hereby agree to extend, effective July 1, ____, the term of the Credit Agreement dated as of December 30, 1992 as amended and restated as of July 1, 1996 among The Turner Corporation, Turner Construction Corporation, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent (the "Amended Credit Agreement") for one year to July 1, 200_. Terms defined in the Amended Credit Agreement are used herein as therein defined.
          This Extension Agreement shall be construed in accordance with and governed by the laws of the State of New York.
                              MORGAN GUARANTY TRUST COMPANY
                                OF NEW YORK

                              By____________________________
                                Title:

[BANK]
                              By____________________________
                                Title:
                              [BANK]
                              By____________________________
                                Title:
                              [BANK]
                              By___________________________
                                Title:
                              [BANK]
                              By____________________________
                                Title:  [BANK]

                              By____________________________
                                Title:

Agreed and accepted:

THE TURNER CORPORATION

By________________________
  Title:

By________________________
  Title:

TURNER CONSTRUCTION COMPANY

By________________________
  Title:

By________________________
  Title:

MORGAN GUARANTY TRUST COMPANY
  OF NEW YORK, as Agent

By____________________
  Title:

                                                  SCHEDULE A

              Subsidiaries of the Borrower Not
      Engaged in the Real Estate Development Business

Turner Construction Company
Turner International Industries, Inc.
Ameristone, Inc.
Mideast Construction Services, Inc.
Universal Construction Company Inc.
Trans-Con of Delaware Inc.
Turner Co-Generation Investment Corporation
Rickenbacker Holdings, Inc.
Rickenbacker Development Corporation
Turner Energy Services, Inc.
Turner Investment Corporation
Burwharf Corporation
TDC of Texas, Inc. (formerly B-F-W Construction Co., Inc.)
                                                  SCHEDULE B



                Subsidiaries of the Borrower
                 Engaged in the Real Estate
                    Development Business


Turner Development Corporation
                                                  SCHEDULE C



                 Designated Joint Ventures and
              Designated Joint Venture Agreements


  Designated Joint                      Designated Joint
      Venture                          Venture Agreements

The Turner Corporation

  Turner-Harwood Ventures       Agreement of Limited Partnership
    Limited Partnership           of Turner-Harwood Ventures
                                  Limited Partnership dated
                                  July 14, 1988

  Bellewood Commons LimitedAgreement of Limited Partnership
    Partnership                   of Bellewood Commons Limited
                                  Partnership dated September
                                  8, 1988

  Turner Steiner           Agreement dated July 20, 1992.
    International SA              50% jointly owned with Karl
                                  Steiner Holding AG

  Birmden Associates            Joint Venture Agreement between
                                  Burwharf Corporation, a wholly
                                  owned subsidiary of The Turner
                                  Corporation, and A & N Corporation
                                  dated January 6, 1993.

Turner Construction Company

  Diversified/Turner Joint      Joint Venture Agreement between
    Venture Agreement             Diversified Investors, Inc. and
                                  Turner Construction Company
                                  dated May 13, 1985

  Rickenbacker One, A           Agreement and Certificate of
    Limited Partnership           Limited Partnership dated
                                  June 27, 1985

  Turner Birman Constru~coes    A Corporate Joint Venture Agreement
    LTA                           between Turner Construction Company
                                  and Birman S/A Comercio
                                  Expreendimentos Articles of
                                  Incorporation dated December 5, 1995.

  Buildings Diagnostics Group,  Agreement dated February 15, 1995
    a Limited Liability           between Turner Construction Company,
    Corporation                   A. Gary Fieger and Stanley Horowitz.
                                  Turner Construction Company has a
                                  30% interest in the Corporation.

Turner Development Corporation

  One Laurel Place, Ltd.        One Laurel Place, Ltd. Agreement
                                  of Limited Partnership dated
                                  April 4, 1980

                                Agreement dated December 20, 1982
                                  assigning limited partnership
                                  interests

  Fairmont Turner Venture       Joint Venture Agreement dated
                                  January 31, 1980, as amended by
                                  amendments dated January 31,
                                  1980 and April 21, 1982

  Pacific First Plaza           Agreement of Limited Partnership
    Limited Partnership           of Pacific First Plaza Limited
                                  Partnership dated December 29, 1988

  Turner Harwood Venture        Turner Harwood Venture at
    at Willowwood Plaza           Willowwood Joint Venture
                                  Agreement dated
                                  February 14, 1986

                                Agreement of Sale and Purchase
                                  dated November 24, 1986
                                  between Turner
                                  Development Corporation and
                                  Damon Harwood Company, Inc.

                                Amendment & Agreement of Sale
                                  and Purchase dated September
                                  13, 1988 between Turner-Harwood
                                  Venture at Willowwood and the
                                  Equitable Life Assurance
                                  Society of the United States

  TDC-Harwood Venture at        TDC-Harwood Venture at Fair Oaks
    Fair Oaks III            III Joint Agreement dated
                                  October 21, 1983

                                Agreement of Sale and Purchase
                                  dated January 10, 1985 between
                                  TDC-Harwood Venture at Fair
                                  Oaks III and the Equitable
                                  Variable Life Insurance Company

  TDC-Harwood Venture           Turner-Harwood Venture at Pinewood
    at Pinewood Plaza             Joint Venture Agreement dated
                                  August 1, 1985

Lexcon Building Systems, Inc.

  Galbraeth - 600 Superior      Amended and Restated Agreement of
    Limited Partnership           Limited Partnership of Galbraeth-
                                  600 Superior Limited Partnership
                                  dated May 1, 1989

Turner Energy Services, Inc.

  19% of Turner Power           A corporate joint venture between
    Group, Inc.                   Turner Energy Services, Inc.,
                                  Data Acquisitions Services, Inc.
                                  and DAS Cogeneration Corporation,
                                  dated July 1, 1986, as amended on
                                  June 19, 1987

Turner International Industries, Inc.

  7.5% of TSA Construction Ltd.

  50% of Turner A.B.S.
    International Inc.

Turner International Limited

  38% of D&J Construction       Shareholders Agreement dated
    Company Limited               August 5, 1985

  20% of D&J Excavating
    Company Limited

Turner International (UK)       Memorandum of Agreement with LTA
    Ltd.                          Construction Ltd. of South Africa
                                  dated April 9, 1996
                                       SECTION
            TARGET ITEM                 NUMBER        TARGET NAME
Article 2, The Credits                            2 (THE CREDITS)
Section 2.1, Extension of                         2 (EXTENSION OF
Commitments                                       COMMITMENTS)
Section 2.1, Extension of                         2 (EXTENSION OF TD)
Termination Date
Section 2.2, Notice of Committed                  2 (NOTICE OF
Borrowing (or Method of Borrowing)                COMMITTED)
Section 2.3, Money Market Borrowings              2 (MONEY MARKET
                                                  BORROWINGS)
Section 2.3, Money Market                         2 (MONEY MARKET
Borrowings, Subsection C                          BORROWINGS - C)
Section 2.3, Money Market                         2 (MONEY MARKET
Borrowings, Subsection D                          BORROWINGS - D)
Section 2.3, Money Market                         2 (MONEY MARKET
Borrowings, Subsection E                          BORROWINGS - E)
Section 2.3, Money Market                         2 (MONEY MARKET
Borrowings, Subsection F                          BORROWINGS - F)
Section 2.4, Notice to Banks;                     2 (NOTICE TO BANKS)
Funding of Loans
Section 2.4, Notice to Banks;         0           2 (NOTICE TO BANKS -
Funding of Loans, Subsection A                    A)
Section 2.5, Notes                                2 (NOTES)
Section 2.6, Maturity of Loans (;                 2 (MATURITY OF
Mandatory Prepayments)                            LOANS)
Section 2.7, Interest Rates                       2 (INTEREST RATES)
Section 2.7, Interest Rates,          0           2 (INTEREST RATES -
Subsection A                                      A)
Section 2.7, Interest Rates,          0           2 (INTEREST RATES -
Subsection D                                      D)
Section 2.7, Interest Rates,                      2 (INTEREST RATES -
Subsection E                                      E)
Section 2.8, Fees                                 2 (FEES)
Section 2.?, Foreign Subsidiary                   2 (FOREIGN
Costs, Subsection A                               SUBSIDIARY COSTS -
                                                  A)
Section 2.?, General Provisions as                2 (GENERAL PRO)
to Payments
Section 2.?, Mandatory Termination                2 (MANDATORY
                                                  TERMINATION)
Section 2.?, Mandatory Termination,               2 (MANDATORY
Subsection D                                      TERMINATION - D)
Section 2.?, Method of Electing                   2 (METHOD OF
Interest Rates                                    ELECTING)
Section 2.?, Optional Prepayments                 2 (OPTIONAL
                                                  PREPAYMENTS)
Section 2.?, Optional Prepayments,    0           2 (OPTIONAL
Subsection D                                      PREPAYMENTS - D)
Article 3, Conditions                             3 (CONDITIONS)
Section 3.1, Closings                             3 (CLOSING)
Section 3.1, Closings, Subsection A   0           3 (CLOSING - A)
Section 3.1, Closings, Subsection B   0           3 (CLOSING - B)
Section 3.1, Closings, Subsection C   0           3 (CLOSING - C)
Section 3.2, Borrowings                           3 (BORROWINGS)
Section 3.2, Borrowings, Subsection               3 (BORROWINGS - C)
C
Section 3.3, First Borrowing by Each              3 (FIRST BORROWING)
Eligible Subsidiary
Section 3.3, First Borrowing by Each              3 (FIRST BORROWING -
Eligible Subsidiary, Subsection A                 A)
Section 3.3, First Borrowing by Each              3 (FIRST BORROWING -
Eligible Subsidiary, Subsection B                 B)
Section 4.4, Financial Information                4 (FINANCIAL
                                                  INFORMATION)
Section 4.4, Financial Information,               4 (FINANCIAL
Subsection A                                      INFORMATION - A)
Section 4.4, Financial Information,               4 (FINANCIAL
Subsection C                                      INFORMATION - C)
Section 4.5, Litigation                           4 (LITIGATION)
Section 4.12, Representations in                  4 (REPS IN
Collateral Documents True and                     COLLATERAL DOCS)
Correct
Article 5, Covenants                              5 (COVENANTS)
Article 5, Covenants                              5 (DEBT OF
                                                  SUBSIDIARIES)
Article 5, Covenants                              5 (INVESTMENTS)
Article 5, Covenants                              5 (MERGERS AND SALES
                                                  OF)
Section 5.1, Information                          5 (INFORMATION)
Section 5.1, Information, Subsection              5 (INFORMATION - A)
A
Section 5.1, Information, Subsection              5 (INFORMATION - B)
B
Section 5.1, Information, Subsection              5 (INFORMATION - C)
C
Section 5.2, Payment of Obligations               5 (PAYMENT OF
                                                  OBLIGATIONS
Section 5.3, Maintenance of Property              5 (MAINTENANCE OF
                                                  PROPERTY)
Section 5.4, Conduct of Business and              5 (CONDUCT OF
Maintenance of Existence                          BUSINESS)
Section 5.5, Compliance with Laws                 5 (COMPLIANCE WITH
                                                  LAWS)
Section 5.6, Inspection of Property,              5 (INSPECTION)
Books and Records
Section 5.13, Negative Pledge                     5 (NEGATIVE PLEDGE)
Section 5.?, Fixed Charge Coverage                5 (FIXED CHARGE
Ratio                                             COVERAGE)
Article 6, Defaults                               6 (DEFAULTS)
Section 6.1, Events of Default                    6 (EVENTS OF
                                                  DEFAULT)
Section 6.1, Events of Default,       0           6 (EVENTS OF DEFAULT
Subsection A                                      - A)
Section 6.1, Events of Default,       0           6 (EVENTS OF DEFAULT
Subsection B                                      - B)
Section 6.1, Events of Default,       0           6 (EVENTS OF DEFAULT
Subsection C                                      - C)
Section 6.1, Events of Default,       0           6 (EVENTS OF DEFAULT
Subsection G                                      - G)
Section 6.1, Events of Default,       0           6 (EVENTS OF DEFAULT
Subsection H                                      - H)
Article 8, Change in Circumstances                8 (CHANGE IN
                                                  CIRCUMSTANCES)
Section 8.1, Basis for Determining                8 (BASIS FOR
Interest Rate Inadequate or Unfair                DETERMINING)
Section 8.1, Reduced Return                       8 (INCREASED COST
                                                  AND)
Section 8.2, Illegality                           8 (ILLEGALITY)
Section 8.3, Increased Cost and                   8 (INCREASED COST
Reduced Return                                    AND)
Section 8.5, Base Rate Loans                      8 (BASE RATE LOANS)
Substituted for Affected Fixed Rate
Loans
Section 8.?, HLT Classification                   8 (HLT
                                                  CLASSIFICATION)
Section 8.?, Taxes                                8 (TAXES)
Section 8.?, Taxes, Subsection A      0           8 (TAXES - A)
Article (Guaranty), Section ?.?,                  G (RELEASE UPON
Release Upon Sale                                 SALE)
Article ?, Miscellaneous                          (MISCELLANEOUS)
Section ?.1, Notices                              M (NOTICES)
Section ?.4, Sharing of Set-Offs                  M (SHARING OF SET-
                                                  OFFS)
Section ?.5, Amendments and Waivers               M (AMENDMENTS AND
(Release of Collateral)                           WAIVERS)
Section ?.6, Successors and Assigns               M (SUCCESSORS AND)
Section ?.8, Governing Law;                       M (GOVERNING LAW;
Submission to Jurisdiction

                                A G R E E M E N T
                                     between
                             THE TURNER CORPORATION
                                       and
                                     DATED:

               AGREEMENT between THE TURNER CORPORATION (the "Company") and
(the "Executive"), dated                       ,
199_.
                              W I T N E S S E T H:
           WHEREAS, the Executive is a principal officer of the Company or a subsidiary;
           WHEREAS, the Company wishes to encourage continuity of management in the event of any actual or threatened change of control of the Company; and
           WHEREAS, the Executive wishes to be assured of adequate compensation if the Executive's employment by the Company or a subsidiary terminates because of a change of control of the Company;
          NOW, THEREFORE, the Company and the Executive agree as follows:
          1.   Operation of Agreement
           1.01 This Agreement will be effective immediately but will be operative only upon the occurrence of a Change of Control, as defined in Section 1.02, which takes place prior to November 25, 1997 and while the Executive is employed by the Company or a subsidiary.

          1.02 A "Change of Control" will be deemed to occur when:
               (i)  the Company ceases to be required to file reports under
          Section 13 of the Securities Exchange Act of 1934, as amended
          (the "Exchange Act") or any successor to that
          Section; or
               (ii) any "person" (as defined in Sections 13(d) and 14(d) of the  Exchange Act) becomes the "beneficial owner" (as defined  in
          Rule 13d-3 under the Exchange Act), directly or indirectly, of either (a) 35% or more of the outstanding common stock of the Company, or (b) 35% of the outstanding securities of any other class or classes which individually or together have the power (other than upon a failure to pay dividends, unless that failure has occurred) to elect a majority of the members of the Board  of
          Directors   of  the  Company,  except  that  an  acquisition   of
          securities by an employee benefit plan of the Company or a subsidiary will never be a Change of Control; or
                (iii)      the Board of Directors of the Company determines
          that a tender offer statement filed by any person with the Securities and Exchange Commission indicates an intention on the part of that person to acquire control of the Company; or
                (iv) there is a change in the membership of the Board of Directors of the Company and immediately following the change a majority of the members of the Board of Directors of the Company are not persons who (a) had been directors of the Company for at least the preceding 24 consecutive months or (b) when they initially were elected to the Board, (x) were nominated (if they were elected by the stockholders) or elected (if they were elected by the directors) with the affirmative vote of two-thirds of the directors who were Continuing Directors at the time of the nomination or election by the Board and
          (y) were not elected as a result of an actual or threatened solicitation of proxies or consents by a person other than the Board of Directors of the Company or an agreement intended to
          avoid   or  settle  such  a  proxy  solicitation  (the  directors
          described in clauses (a) and (b) being "Continuing Directors").
           1.03 If there is a Change of Control of the type described in Section
1.02 (iii), but the tender offer or exchange offer which is the subject of the tender offer statement does not take place or is withdrawn without the tendered shares being purchased, upon a determination by the Board of Directors of the Company that this has occurred, the Change of Control described in Section 1.02(iii) (but not any Change of Control of the type described in any other subsection of Section 1.02), and all rights of the Executive to receive payments under Section 2.01 or benefits under Section 2.02 upon a subsequent Termination because of that Change of Control, will be rescinded. However, rescission of a Change of Control of the type described in Section 1.02(iii) will not affect the right of the Executive to receive the payments described in Section 2.01 and the benefits described in Section 2.02 as a result of a Termination which occurs between the time the Change of Control takes place and the time it is rescinded.
          2.   Payments
           2.01 If there is a Termination, as defined in Section 2.04, with regard to the Executive, the Company will pay to the Executive within 20 days after the day on which the Termination occurs, in lieu of any salary (other than salary for the pay period in which the Termination occurs and any unpaid salary for prior pay periods), bonus, severance or similar payments, or damages, to which the Executive might otherwise be entitled because of the termination under any agreement with the Company or a subsidiary or any plan or program of the Company or any subsidiary:
           (i) A lump sum equal to (a) the Applicable Factor (defined below) times the higher of the Executive's annual salary immediately before the Change of Control and Executive's annual salary immediately before the Termination, plus (b) the average of the bonus and similar payments made to the Executive during each of the three full fiscal years of the Company immediately before the fiscal year during which the Termination occurs. For the purposes of this Agreement, the "Applicable Factor" at any time will be the lesser of (x) 2.99 or
(y) the number of years (to the nearest one-hundredth of a year) between the date of the Termination and the Executive's 65th birthday (but not less than one full year).
           (ii) A lump sum equal to (and in full satisfaction of the obligations of the Company with regard to) any unpaid compensation which had been deferred under any plan or program of the Company or a subsidiary or any agreement between the Executive and the Company or a subsidiary, including all accrued but unpaid interest or sums in lieu of interest as provided in the plan, program or agreement to the date the lump sum is paid.
           (iii) If, notwithstanding Section 2.03 of this Agreement, any stock options or stock appreciation rights held by the Executive expire as a result of the Termination without becoming exercisable, a lump sum equal to (x) the number of shares as to which the stock options or stock appreciation rights expired without becoming exercisable, times (y) (I) the last reported sale price on the date of the Termination of a share of the Company's common stock (or the other class of securities to which the stock options or stock appreciation rights relate) in the principal market in which the common stock (or other class of securities) is traded (which on the date of this agreement is the American Stock Exchange with regard to the common stock) or if the common stock (or other class of securities) is not publicly traded on the date of the Termination, the fair market value of a share of common stock (or of the other class of securities) of the Company on that date (which, if the Change of Control involved a tender offer or other payment for shares of common stock (or securities of the other class), will not be less than the tender offer price or other per share payment), minus (II) the per share exercise price of the stock option or stock appreciation right.
          2.02 After a Termination occurs, until the earlier of 2.99 years after the date of the Termination and the Executive's 65th birthday, the Executive will continue to be entitled to all employee welfare benefits (including death benefits, disability benefits, and medical and dental benefits) and indemnification rights, to which the Executive would have been entitled if the
Executive had continued to be employed by the Company or a subsidiary in the position held by the Executive immediately before the Termination (but not less than the employee welfare benefits to which the Executive would have been entitled if the Executive had continued to be employed by the Company or a subsidiary in the position held by the Executive immediately before the Change of Control which resulted in the Termination).
           2.03 At the time of a Change of Control, any stock options and stock appreciation rights held by the Executive will immediately become exercisable in full, notwithstanding any provisions of the stock options to the contrary (except that no stock options or stock appreciation rights will become exercisable earlier than the earliest date on which they could have been made exercisable in accordance with the plan under which they were issued). This provision will be deemed incorporated in all stock options and stock appreciation rights held by the Executive, whether granted before or after the date of this Agreement.
          2.04 There will be a "Termination" with regard to the Executive if and when:
                (a) the Company and its subsidiaries terminate the Executive's employment within 18 months after a Change of Control other than because of (i) the Executive's death or "total disability," as defined in the then most current Turner Staff Handbook, or (ii) the Executive's conviction of, or plea of no contest to, a felony or a crime involving moral turpitude or intended to result in gain to or personal enrichment of the Executive at the Company's expense; or
                (b) the Executive terminates the Executive's employment by the Company and its subsidiaries within 18 months after a Change of Control for Good Reason. "Good Reason" means the occurrence of any of the followingevents without the prior express written consent of the Executive:
                (i) A transfer of the Executive to a position which has a lesser title or lesser responsibilities than those of the position in which the Executive was employed immediately before the Change of Control;
                (ii)  The  assignment to the Executive of duties materially less significant than those normally associated with the position held by the Executive;
                (iii)      A material adverse change in (A) the Executive's
          base  salary from that in effect immediately prior to the  Change of Control or (B) what the Executive must achieve to qualify for annual bonuses at least as great as the average annual bonus the Executive received during the three full fiscal years of the Company prior to the fiscal year in which the Change of Control occurs;
                (iv) The failure by the Company to provide to the Executive
          (A) material perquisites, (B) vacation rights, (C) benefits (including without limitation service credit for benefits) under employee benefit and retirement plans, (D) indemnification for all  matters relating to his or her employment by the Company  or any of its affiliates, or (E) reimbursement for reasonable expenses incurred by the Executive in the course of his or her duties; in each case on a basis at least as favorable to the Executive as those to which he or she was entitled immediately before the Change of Control;
                (v)  The Company's requiring the Executive to locate his or her  office more than 100 miles distant from the location of  his or her office immediately prior to the Change of Control or requiring the Executive to be absent from his or her office more than 100 working days in any year, except in either case, to the extent consistent with the Executive's office location changes and travel before the Change of Control;
                (vi) A breach by the Company of any employment agreement between the Executive and the Company;
                (vii)     The liquidation or dissolution of the Company  or
          the  transfer  of a majority of its assets to a transferee  which does  not  become  bound  by this Agreement  as  contemplated  by
          Section 5.04.
Notwithstanding the foregoing, no occurrence will constitute Good Reason  unless
(a) at least 30 days before the termination of employment, the Executive notifies the Company's Board of Directors of the conditions which the Executive believes constitute Good Reason and states in the notice that unless those conditions are cured the Executive will terminate his or her employment with the Company or a subsidiary, but those conditions are not cured prior to the termination of employment, and (b) the termination of employment occurs within 60 days after the Executive learns of the conditions which constitute Good Reason. An election by the Executive to terminate the Executive's employment under this Section 2.04(b) will not be deemed a voluntary termination by the Executive for any purpose.
          3.   Certain Tax-Related Payments
          3.01 If the Executive becomes subject to excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), because any payment made or other thing done under this Agreement constitutes an "excess parachute payment," as that term is defined in Section 4999 of the Code, the Company will pay the Executive not later than 20 days after a demand made by the Executive, cash equal to the amount necessary to reimburse the Executive for the excise tax and for all additional Federal, state and local excise, income or other taxes which become due, or will become due, because of the payments under this Section, assuming the Executive pays Federal, state and local income taxes at the highest marginal rate applicable to individuals living and working where the Executive lives and works. If there is a dispute between the Executive and the Company regarding the amount the Company is required to pay under this
Section 3, that dispute will be resolved by the accounting firm which audited the Company's financial statements immediately before the Change of Control or another nationally recognized accounting firm mutually acceptable to the Company and the Executive.
          4.   Letter of Credit
           4.01 As promptly as practicable after (a) a Change of Control occurs or (b) someone commences a solicitation of proxies or a tender offer which, if successful, would result in a Change of Control, the Company will obtain a letter of credit from a major national or New York State chartered bank which will expire not earlier than 24 months after the Change of Control occurs and which provides that the Executive may, by certifying (i) that a Termination with respect to the Executive has occurred, and (ii) the amount due to the Executive under Section 2, draw against the letter of credit the amount stated in the certificate to be due to the Executive under Section 2. The agreement between the Company and the bank which issues the letter of credit may specifically state that the bank will have no responsibility for determining whether the statements in the certificate from the Executive are correct. If the Executive draws under the letter of credit any sum which is not due to the Executive under
Section 2, promptly on demand from the Company, the Executive will pay to the Company the sum which is not due to the Executive plus interest on that sum at 10% per annum from the date the Executive draws the sum under the letter of credit to the date the Executive pays the sum over to the Company.
          5.   General Provisions
           5.01 This Agreement will not limit the right of the Company or the Executive to terminate or alter the terms of the Executive's employment prior to a Change of Control.
          5.02 If the Executive brings suit to enforce any payment obligation of the Company under this Agreement and a judgment is entered against the Company, the Executive will be entitled to recover from the Company, (i) all legal expenses incurred by the Executive in connection with the suit and (ii) an amount equal to twice the amount which the Company would otherwise have been required to pay to the Executive pursuant to Section 2.
          5.03 If any provisions of this Agreement are determined to be invalid, the remaining provisions will remain in full force and effect to the fullest extent permitted by law.
           5.04 This Agreement will be binding upon and inure to the benefit of the Company and any successor of the Company, including any corporation which acquires (by merger, consolidation or otherwise) all or substantially all the assets of the Company (which successor, after it acquires all or substantially all the assets of the Company, will be the "Company" for the purposes of this Agreement). This Agreement will be binding upon and inure to the benefit of (and be enforceable by) the Executive and, after the Executive dies or is determined not to be competent, the Executive's executors or other legal representatives.
           5.05  The  Executive  will be entitled to the payments  specified  in
Section 2 without regard to whether the Executive seeks or obtains other employment after a Termination and without reduction for any compensation received from other employment after the Termination.
           5.06 Any notice or other communication under or relating to this Agreement must be in writing and will be deemed given on the day on which it is delivered in person or by overnight courier service or sent by facsimile transmission to the Company at the general facsimile number at its principal office or to the Executive at a facsimile number specified by the Executive (with acknowledgment of receipt at the number to which sent), or on the third business day after the day on which it is sent from within the United States of America by first class mail, addressed (i) if to the Company or its Board of Directors, at the principal offices of the Company, attention General Counsel and (ii) if to the Executive, to the Executive's office or to the Executive's home address as shown on the personnel records of the Company, or at such other address as is specified by the Executive to the Company after the date of this Agreement in the manner provided in this Section.
           5.07 This Agreement contains the entire agreement of the parties with respect to the subject matter of this Agreement and supersedes all prior agreements and understandings with respect to that subject matter, whether oral or written. This Agreement may be amended only by a writing signed by the Company, with approval of its Board of Directors, and the Executive.
           5.08 The Company may withhold from payments it is required to make under this Agreement and from other payments of compensation to the Executive all sums, including taxes, which the Company determines it is required by law to withhold because of payments made under this Agreement.
          5.09 This Agreement will be governed by, and construed under, the laws of the State of New York applicable to contracts made and to be performed in that state.
          IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year shown on the first page.
                                   THE TURNER CORPORATION
                                   By___________________________
                                        Chairman of the Board

                                   ______________________________
                                A G R E E M E N T
                                     between
                             THE TURNER CORPORATION
                                       and

                                     DATED:

            AGREEMENT  between  THE  TURNER  CORPORATION  (the  "Company")   and
(the "Executive"), dated November 20,
199  .
                              W I T N E S S E T H:
           WHEREAS, the Executive is a principal officer of the Company or a subsidiary;
           WHEREAS, the Company wishes to encourage continuity of management in the event of any actual or threatened change of control of the Company; and
           WHEREAS, the Executive wishes to be assured of adequate compensation if the Executive's employment by the Company or a subsidiary terminates because of a change of control of the Company;
          NOW, THEREFORE, the Company and the Executive agree as follows:
          1.   Operation of Agreement
           1.01 This Agreement will be effective immediately but will be operative only upon the occurrence of a Change of Control, as defined in Section 1.02, which takes place prior to November 25, 1997 and while the Executive is employed by the Company or a subsidiary.
          1.02 A "Change of Control" will be deemed to occur when:
               (i)  the Company ceases to be required to file reports under
          Section  13  of the Securities Exchange Act of 1934,  as  amended
          (the "Exchange Act") or any successor to that Section; or
               (ii) any "person" (as defined in Sections 13(d) and 14(d) of the  Exchange Act) becomes the "beneficial owner" (as defined  in
          Rule 13d-3 under the Exchange Act), directly or indirectly, of either (a) 35% or more of the outstanding common stock of the Company, or (b) 35% of the outstanding securities of any other class or classes which individually or together have the power (other than upon a failure to pay dividends, unless that failure has occurred) to elect a majority of the members of the Board  of
          Directors   of  the  Company,  except  that  an  acquisition   of
          securities by an employee benefit plan of the Company or a subsidiary will never be a Change of Control; or
                (iii)      the Board of Directors of the Company determines
          that a tender offer statement filed by any person with the Securities and Exchange Commission indicates an intention on the part of that person to acquire control of the Company; or
                (iv) there is a change in the membership of the Board of Directors of the Company and immediately following the change a majority of the members of the Board of Directors of the Company are not persons who (a) had been directors of the Company for at least the preceding 24 consecutive months or (b) when they initially were elected to the Board, (x) were nominated (if they were elected by the stockholders) or elected (if they were elected by the directors) with the affirmative vote of two-thirds of the directors who were Continuing Directors at the time of the nomination or election by the Board and (y) were not elected as a result of an actual or threatened solicitation of proxies or consents by a person other than the Board of Directors of the Company or an agreement intended to avoid or settle such a proxy solicitation (the directors described in clauses (a) and (b) being "Continuing Directors").
           1.03 If there is a Change of Control of the type described in Section
1.02 (iii), but the tender offer or exchange offer which is the subject of the tender offer statement does not take place or is withdrawn without the tendered shares being purchased, upon a determination by the Board of Directors of the Company that this has occurred, the Change of Control described in Section 1.02(iii) (but not any Change of Control of the type described in any other subsection of Section 1.02), and all rights of the Executive to receive payments under Section 2.01 or benefits under Section 2.02 upon a subsequent Termination because of that Change of Control, will be rescinded. However, rescission of a Change of Control of the type described in Section 1.02(iii) will not affect the right of the Executive to receive the payments described in Section 2.01 and the benefits described in Section 2.02 as a result of a Termination which occurs between the time the Change of Control takes place and the time it is rescinded.
          2.   Payments
           2.01 If there is a Termination, as defined in Section 2.04, with regard to the Executive, the Company will pay to the Executive within 20 days after the day on which the Termination occurs, in lieu of any salary (other than salary for the pay period in which the Termination occurs and any unpaid salary for prior pay periods), bonus, severance or similar payments, or damages, to which the Executive might otherwise be entitled because of the Termination under any agreement with the Company or a subsidiary or any plan or program of the Company or any subsidiary:
           (I) A lump sum equal to (a) the higher of the Executive's annual salary immediately before the Change of Control and the Executive's annual salary immediately before the Termination, plus (b) the average of the bonus and similar payments made to the Executive during each of the three full fiscal years of the Company immediately before the fiscal year during which the Termination occurs.
           (ii) A lump sum equal to (and in full satisfaction of the obligations of the Company with regard to) any unpaid compensation which had been deferred under any plan or program of the Company or a subsidiary or any agreement between the Executive and the Company or a subsidiary, including all accrued but unpaid interest or sums in lieu of interest as provided in the plan, program or agreement to the date the lump sum is paid.
           (iii) If, notwithstanding Section 2.03 of this Agreement, any stock options or stock appreciation rights held by the Executive expire as a result of the Termination without becoming exercisable, a lump sum equal to (x) the number of shares as to which the stock options or stock appreciation rights expired without becoming exercisable, times (y) (I) the last reported sale price on the date of the Termination of a share of the Company's common stock (or the other class of securities to which the stock options or stock appreciation rights relate) in the principal market in which the common stock (or other class of securities) is traded (which on the date of this agreement is the American Stock Exchange with regard to the common stock), or if the common stock (or other class of securities) is not publicly traded on the date of the Termination, the fair market value of a share of common stock (or of the other class of securities) of the Company on that date (which, if the Change of Control involved a tender offer or other payment for shares of common stock (or securities of the other class), will not be less than the tender offer price or other per share payment), minus (II) the per share exercise price of the stock option or stock appreciation right.
           2.02 After a Termination occurs, until the earlier of one year after the date of the Termination and the Executive's 65th birthday, the Executive will continue to be entitled to all employee welfare benefits (including death benefits, disability benefits, and medical and dental benefits) and indemnification rights, to which the Executive would have been entitled if the
Executive had continued to be employed by the Company or a subsidiary in the position held by the Executive immediately before the Termination (but not less than the employee welfare benefits to which the Executive would have been entitled if the Executive had continued to be employed by the Company or a subsidiary in the position held by the Executive immediately before the Change of Control which resulted in the Termination).
           2.03 At the time of a Change of Control, any stock options and stock appreciation rights held by the Executive will immediately become exercisable in full, notwithstanding any provisions of the stock options to the contrary (except that no stock options or stock appreciation rights will become exercisable earlier than the earliest date on which they could have been made exercisable in accordance with the plan under which they were issued). This provision will be deemed incorporated in all stock options and stock appreciation rights held by the Executive, whether granted before or after the date of this Agreement.
          2.04 There will be a "Termination" with regard to the Executive if and when:
              (a)     the Company and its subsidiaries terminate the Executive's employment within 18 months after a Change of Control other than because of (i) the Executive's death or "total disability," as defined in the then most current Turner Staff Handbook, or (ii) the Executive's conviction of, or plea of no contest to, a felony or a crime involving moral turpitude or intended to result in gain to or personal enrichment of the Executive at the Company's expense; or
              (b)    the Executive terminates the Executive's employment by  the
Company and its subsidiaries within 18 months after a Change of Control for Good Reason. "Good Reason" means the occurrence of any of the following events without the prior express written consent of the Executive:
              (i)    A transfer of the Executive to a position which has  a
          lesser title or lesser responsibilities than those of the position in which the Executive was employed immediately before the Change of Control;
              (ii)    The  assignment to the Executive of duties materially
          less significant than those normally associated with the position held by the Executive;
              (iii)  A material adverse change in (A) the Executive's  base salary from that in effect immediately prior to the Change of Control or (B) what the Executive must achieve to qualify for annual bonuses at least as great as the average annual bonus the Executive received during the three full fiscal years of the Company prior to the fiscal year in which the Change of Control occurs;
              (iv)   The failure by the Company to provide to the Executive
          (A) material perquisites, (B) vacation rights, (C) benefits (including without limitation service credit for benefits) under employee benefit and retirement plans, (D) indemnification for all  matters relating to his or her employment by the Company  or any of its affiliates, or (E) reimbursement for reasonable expenses incurred by the Executive in the course of his or her duties; in each case on a basis at least as favorable to the Executive as those to which he or she was entitled immediately before the Change of Control;
              (v)    The Company's requiring the Executive to locate his or
          her  office more than 100 miles distant from the location of  his or her office immediately prior to the Change of Control or requiring the Executive to be absent from his or her office more than 100 working days in any year, except in either case, to the extent consistent with the Executive's office location changes and travel before the Change of Control;
              (vi)    A  breach by the Company of any employment  agreement
          between the Executive and the Company;
              (vii)   The liquidation or dissolution of the Company or  the
          transfer  of a majority of its assets to a transferee which  does not  become  bound by this Agreement as contemplated  by  Section
          5.04.
Notwithstanding the foregoing, no occurrence will constitute Good Reason  unless
(a) at least 30 days before the termination of employment, the Executive notifies the Company's Board of Directors of the conditions which the Executive believes constitute Good Reason and states in the notice that unless those conditions are cured the Executive will terminate his or her employment with the Company or a subsidiary, but those conditions are not cured prior to the termination of employment, and (b) the termination of employment occurs within 60 days after the Executive learns of the conditions which constitute Good Reason. An election by the Executive to terminate the Executive's employment under this Section 2.04(b) will not be deemed a voluntary termination by the Executive for any purpose.
          3.   Certain Tax-Related Payments
           3.01If the Executive becomes subject to excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), because any payment made or other thing done under this Agreement constitutes an "excess parachute payment," as that term is defined in Section 4999 of the Code, the Company will pay the Executive not later than 20 days after a demand made by the Executive, cash equal to the amount necessary to reimburse the Executive for the excise tax and for all additional Federal, state and local excise, income or other taxes which become due, or will become due, because of the payments under this Section, assuming the Executive pays Federal, state and local income taxes at the highest marginal rate applicable to individuals living and working where the Executive lives and works. If there is a dispute between the Executive and the Company regarding the amount the Company is required to pay under this
Section 3, that dispute will be resolved by the accounting firm which audited the Company's financial statements immediately before the Change of Control or another nationally recognized accounting firm mutually acceptable to the Company and the Executive.
          4.   Letter of Credit
          4.01As promptly as practicable after (a) a Change of Control occurs or
(b) someone commences a solicitation of proxies or a tender offer which, if successful, would result in a Change of Control, the Company will obtain a letter of credit from a major national or New York State chartered bank which will expire not earlier than 24 months after the Change of Control occurs and which provides that the Executive may, by certifying (i) that a Termination with respect to the Executive has occurred, and (ii) the amount due to the Executive under Section 2, draw against the letter of credit the amount stated in the certificate to be due to the Executive under Section 2. The agreement between the Company and the bank which issues the letter of credit may specifically state that the bank will have no responsibility for determining whether the statements in the certificate from the Executive are correct. If the Executive draws under the letter of credit any sum which is not due to the Executive under
Section 2, promptly on demand from the Company, the Executive will pay to the Company the sum which is not due to the Executive plus interest on that sum at 10% per annum from the date the Executive draws the sum under the letter of credit to the date the Executive pays the sum over to the Company.
          5. General Provisions
           5.01 This Agreement will not limit the right of the Company or the Executive to terminate or alter the terms of the Executive's employment prior to a Change of Control.
          5.02 If the Executive brings suit to enforce any payment obligation of the Company under this Agreement and a judgment is entered against the Company, the Executive will be entitled to recover from the Company, (i) all legal expenses incurred by the Executive in connection with the suit and (ii) an amount equal to twice the amount which the Company would otherwise have been required to pay to the Executive pursuant to Section 2.
            5.03      If any provisions of this Agreement are determined to be
  invalid, the remaining provisions will remain in full force and effect to the fullest extent permitted by law.
          5.04 This Agreement will be binding upon and inure to the benefit of the Company and any successor of the Company, including any corporation which acquires (by merger, consolidation or otherwise) all or substantially all the assets of the Company (which successor, after it acquires all or substantially all the assets of the Company, will be the "Company" for the purposes of this Agreement). This Agreement will be binding upon and inure to the benefit of (and be enforceable by) the Executive and, after the Executive dies or is determined not to be competent, the Executive's executors or other legal representatives.
           5.05  The  Executive  will be entitled to the payments  specified  in
Section 2 without regard to whether the Executive seeks or obtains other employment after a Termination and without reduction for any compensation received from other employment after the Termination.
             5.06 Any notice or other communication under or relating to this
 Agreement must be in writing and will be deemed given on the day on which it is delivered in person or by overnight courier service or sent by facsimile transmission to the Company at the general facsimile number at its principal office or to the Executive at a facsimile number specified by the Executive (with acknowledgment of receipt at the number to which sent), or on the third business day after the day on which it is sent from within the United States of
  America by first class mail, addressed (i) if to the Company or its Board of Directors, at the principal offices of the Company, attention General Counsel
                                       and
           (ii) if to the Executive, to the Executive's office or to the Executive's home address as shown on the personnel records of the Company, or at such other address as is specified by the Executive to the Company after the date of this Agreement in the manner provided in this Section.
           5.07 This Agreement contains the entire agreement of the parties with respect to the subject matter of this Agreement and supersedes all prior agreements and understandings with respect to that subject matter, whether oral or written. This Agreement may be amended only by a writing signed by the Company, with approval of its Board of Directors, and the Executive.
           5.08 The Company may withhold from payments it is required to make under this Agreement and from other payments of compensation to the Executive all sums, including taxes, which the Company determines it is required by law to withhold because of payments made under this Agreement.
          5.09 This Agreement will be governed by, and construed under, the laws of the State of New York applicable to contracts made and to be performed in that state.
          IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year shown on the first page.
                                   THE TURNER CORPORATION
                                   By___________________________
                                        Chairman of the Board

                                   ______________________________

_______________________________
    1 Amount should combine principal together with accrued interest and breakage compensation, if any, to be paid by the Assignee, net of any portion of any upfront fee to be paid by the Assignor to the Assignee. It may be preferable in an appropriate case to specify these amounts generically or by formula rather than as a fixed sum.