Form 10-K/A
period 1996-12-31
TURNER CORP
filed 1997-03-31
CIK 743475

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

  As of March 24, 1997, 5,261,307 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 - Part III, Items 10-13.