Form 10-Q
period 1997-03-31
TURNER CORP
filed 1997-05-13
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                 Commission File Number 1-8719

                   THE TURNER CORPORATION
   (Exact name of registrant as specified in its charter)

          Delaware                            13-3209884

  (State or other jurisdiction of      (I.R.S.Employer Id. No.)
   incorporation or organization)

     375 Hudson Street New York, New York         10014
     (Address of principal executive office)    (Zip Code)


 Registrant's telephone number, including area code(212) 229-6000

Indicate by check mark whether the registrant (1)  has
filed  all reports required to be filed by Section  13
or  15  (d)  of the Securities Exchange  Act  of  1934
during  the  preceding 12 months,  and  (2)  has  been
subject  to such filing requirements for the  past  90
days.  Yes   X   No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1997: 5,275,973.

                             -2-

               Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or group of companies for which report is filed:

    THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

The consolidated balance sheet as of March 31, 1997, the
consolidated  statements  of  operations  and   retained
earnings  and the consolidated statements of cash  flows
for  the three months ended March 31, 1997 and 1996  are
unaudited,   but  in  the  opinion  of   the   company's
management reflect all adjustments, consisting  only  of
normal  recurring  adjustments, which are  necessary  to
present  fairly the financial condition and  results  of
operations  at those dates and for those  periods.   The
results of operations for any three month period is  not
necessarily indicative of results for a full  year.   It
is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.

                 -3-
     THE TURNER CORPORATION AND
            SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
           (in thousands)

                                      (unaudited)
                                       March    December
                                        31,        31,
                                       1997       1996
Assets:
Cash and cash equivalents             $107,504   $121,981
Construction receivables:
   Due on contracts                    308,232    306,109
   Retainage                           153,864    147,640
   Unbilled construction costs and
    related earnings                   164,950    142,654
Real estate                             69,061     69,760
Property and equipment, net             23,741     23,225
Prepaid pension cost                    63,121     63,471
Other assets                            15,925     19,756
Total assets                          $906,398   $894,596

Liabilities:
Construction accounts payable and
 accrued expenses:
   Trade                              $394,167   $410,304
   Retainage                           173,937    165,049
   Billings in excess of construction
     costs and related earnings         97,523     84,367
Notes payable and convertible
  debenture                             81,634     81,805
Deferred income taxes                   11,334     11,526
Other liabilities                       86,439     81,415
Total liabilities                      845,034    834,466

Stockholders' Equity:
Series C, 8.5% cumulative convertible
   preferred stock, $1 par value             9          9
Series B, cumulative convertible,
   preferred stock, $1 par value           848        848
Common stock, $1 par value               5,325      5,291
Paid in capital                         38,636     38,388
Retained earnings                       23,364     22,580
                                        68,182     67,116
Less:  Loan to Employee Stock           (6,239)    (6,595)
Ownership Plan
            Treasury stock, at cost       (579)      (391)
Total stockholders' equity              61,364     60,130

Total liabilities and stockholders'
  equity                              $906,398   $894,596

See Notes to Consolidated Financial Statements

                                    -4-
                          THE TURNER CORPORATION AND
                                 SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF
                      OPERATIONS AND RETAINED EARNINGS
                    (in thousands, except share amounts)

                                                       (unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                    1997        1996

Value of construction completed (Note 1)         $792,338     $733,375

Revenue from construction contracts              $700,072     $593,551
Cost of construction contracts                    681,857      575,739
Earnings from construction contracts               18,215       17,812
Construction operating expenses                    12,014       11,406
General & administrative expenses                   2,761        2,708
Income from construction operations                 3,440        3,698
Losses from real estate operations (Note 2)          (179)        (158)
Interest expense                                   (1,747)      (1,975)
Other income                                          743          409
Income before income taxes                          2,257        1,974
Income tax provision                                1,016          888
Net income                                          1,241        1,086
Dividends on preferred stock                         (457)        (457)
Net income available for common stockholders          784          629
Retained earnings, beginning of period             22,580       26,102
Retained earnings, end of period                  $23,364      $26,731

Earnings per common share:
    Primary                                         $0.15        $0.12
    Fully diluted                                   $0.13        $0.10
Weighted average common and common equivalent
 shares outstanding
    Primary                                     5,388,447    5,293,757
    Fully diluted                               6,836,372    6,167,462

                                        -5-
                       THE TURNER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                      (Unaudited)
                                                  Three Months Ended
                                                       March 31,
                                                  1997          1996

Cash flows from operating activities:
    Net income                                    $1,241       $1,086
    Adjustments to reconcile net income to
      net cash used in operating activities:
        Depreciation and amortization              2,738        2,929
        Net periodic pension charge (credit)         350         (325)
        Changes in operating assets and
           liabilities:
            Decrease (increase) in construction
              receivables                        (30,643)       9,339
            Increase (decrease) in construction
              accounts payable and accrued
              expenses                             5,907       (9,920)
            Decrease (increase) in other
              assets                               2,935       (4,226)
            Increase (decrease) in other
              liabilities                          5,024         (176)
            Net cash used in operating
              activities                         (12,448)      (1,293)
Cash flows from investing activities:
        Purchases of marketable securities             -          (69)
      Proceeds from sale of real estate, net          140          54
      Increase in real estate                        (113)       (538)
      Purchases of property & equipment            (1,876)     (2,023)
      Proceeds from sale of property &
        equipment                                      47           6
      Repayments on notes receivable                  629       1,092
      Net cash used in investing activities        (1,173)     (1,478)
Cash flows from financing activities:
      Common stock issued                             282          52
      Cash dividends to preferred stockholders       (649)       (650)
      Repayments from loan to ESOP                    356         326
      Principal payments under capital lease
        obligations                                  (570)       (726)
      Proceeds from issuance of treasury stock          -          49
      Purchase of treasury stock                     (188)          -
      Proceeds from borrowings                          -         165
      Payments on borrowings                          (87)       (129)
      Net cash used in financing activities          (856)       (913)
Net decrease in cash and cash equivalents         (14,477)      (3,684)
Cash and cash equivalents at beginning of period  121,981       87,969
Cash and cash equivalents at end of period       $107,504      $84,285
Noncash investing activities:
      Change in unrealized loss on marketable
        securities                                      -         (82)
Noncash financing activities:
      Capital lease obligations incurred by
        the Company                                  $486           -

See Notes to Consolidated Financial Statements

                                         -6-
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (In thousands,except share amounts)

1.  Value of construction completed represents construction
      costs incurred and earnings during the period as
      follows:
                                                    Three Months Ended
                                                          March 31,
                                                    1997           1996
    Revenue from construction contracts          $700,072       $593,551
    Construction costs incurred by owners
      in connection with work under construction
       management and similar contracts            92,266        139,824
    Value of construction complete               $792,338       $733,375

2.  Losses from real estate operations consist
      of revenues and related costs as follows:
                                                     Three Months Ended
                                                           March 31,
                                                    1997           1996
    Real estate sales                               $160            $54
    Costs of sales                                  (160)           (54)
    Rental & other income                          1,349          1,987
    Cost of operations                              (840)        (1,191)
    Depreciation and amortization                   (688)          (954)
    Losses from real estate operations             ($179)         ($158)

3.  On March 3, 1997, the Financial Accounting Standards
    Board   (the  "FASB")  issued  Statement  of  Financial
    Accounting  Standards ("SFAS") No. 128,  "Earnings  Per
    Share",  which  will  eliminate  the  presentation   of
    primary  and  fully diluted earnings per share  ("EPS")
    and  will  require  presentation of basic  and  diluted
    EPS.   The  principal  change  is  that  common   stock
    equivalents  are not considered in the  computation  of
    basic  EPS. In addition, the FASB issued SFAS No.  129,
    "Disclosure  of  Information About  Capital  Structure"
    which  will  establish  new  standards  for  disclosing
    information about an entity's capital structure.  These
    statements   are  effective  for  years  ending   after
    December  15, 1997, early adoption of SFAS No.  128  is
    not  permitted. The Company will conform with  the  new
    standards  as  of December 31, 1997 which will  require
    the   restatement  of  prior  years'  EPS.   Management
    believes  that  the impact upon adoption  will  not  be
    material  to  the  financial statements.  The  proforma
    basic  EPS would have been $0.15 and diluted EPS  would
    have  been $0.13 for the quarter ended March  31,  1997
    had early adoption been permitted.

                          -7-
Item 2.  Management's Discussion & Analysis of Financial
Condition and Results of Operations

The company reported net income of $1.2 million or $0.15 per common share for the three months ended March 31, 1997 compared to net income of $1.1 million or $0.12 per common share for the corresponding period of 1996.

Value  of  construction  completed,  which  includes  in
addition  to  revenue, construction  costs  incurred  by
owners  on construction management and similar projects,
was  $792  million in the first quarter of 1997,  an  8%
increase  over the first quarter of 1996.  The company's
revenue   from  construction  contracts  and  costs   of
construction  contracts both increased 18%  compared  to
the  first  quarter  of 1996 to $700  million  and  $682
million,    respectively.    Work   under   construction
management  contracts  as  a  percentage  of  value   of
construction completed continued to decline, from 19% in
the first quarter of 1996 to 12% in the first quarter of
1997.   This  trend  away  from construction  management
contracts  to  other types of contracts  caused  revenue
from construction contracts to increase at a higher rate
than  value  of  construction completed.  Earnings  from
construction contracts improved to $18.2 million in  the
first  quarter of 1997 compared to $17.8 million in  the
first  quarter  of  1996.   These  results  reflect  the
continued   growth  of  the  company's   non-residential
construction market.

Operating  and general and administrative expenses  were
$14.8  million in the first quarter of 1997 compared  to
$14.1  million  in  the  first quarter  of  1996.   This
increase was primarily attributable to increased levels of construction activity.

Losses from real estate operations for the first quarter of 1997 increased $21,000 to $179,000 compared to the first quarter of 1996. Rental and other income and the cost of operations declined 32% and 29%, respectively, as a result of real estate sales in 1996.

Interest expense for the first quarter of 1997 decreased
12% to $1.7 million compared to the first quarter of 1996. This decrease is due to lower debt levels in the first quarter of 1997.

Other  income for the first quarter of 1997 amounted  to
$743,000  compared  to $409,000 realized  in  the  first
quarter  of  1996.  This is due primarily  to  increased
interest   income  attributable  to  higher   investment
balances maintained by the company.

At  March  31, 1997, the company's backlog of  value  of
construction  to  be  completed was  $4.12  billion  and
anticipated   earnings  associated  with  backlog   from
construction contracts was $102.1 million,  compared  to
$4.08  billion  and  $99.5  million,  respectively,   at
December 31, 1996. Estimated earnings from construction contracts cannot and should not be used as the basis of predictions with respect to future net income.

Because  of  the  varying  proportion  of  construction,
construction  management  and  construction   consulting
contracts,  the relationship of value of work  completed
and   earnings  from  construction  contracts   is   not
necessarily meaningful in the short run.

The company's cash flow for the three months ended March
31,  1997  resulted in a net decrease of funds of  $14.5
million.    Cash  flows  used  in  operating  activities
amounted  to $12.4 million due primarily to an  increase
in   construction  receivables.   Cash  flows  used   in
investing   activities   amounted   to   $1.2    million
principally due to purchases of property and  equipment.
Cash  flows  used  in financing activities  amounted  to
$856,000  due  primarily  to  principal  payments  under
capital   lease  obligations  and  dividends   paid   to
preferred   stockholders.   The   company's   management
believes that the company's financial condition and available credit facilities at March 31, 1997 are sufficient to support the present and prospective levels of the company's operations.

                             -8-

                Part II  -  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

      (a) Exhibit 11 - Computation of Earnings Per Share for the three months ended
          March 31, 1997 and 1996.

      (b)During the three months ended March 31, 1997 no Form 8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   THE TURNER CORPORATION
                                       (Registrant)


Date:  May 12, 1997                /s/
                                       (Signature)

                                    H. J. Parmelee
                                    President



Date:  May 12, 1997                /s/
                                       (Signature)

                                    D. G. Sleeman
                                    Senior Vice President,
                                    Chief Financial Officer
                                    and Chief Accounting Officer