Form 10-Q
period 1997-06-30
TURNER CORP
filed 1997-08-12
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997    Commission File Number 1-8719


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1997: 5,289,773.


                             -2-

               Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or group of companies for which report is filed:

    THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

The  consolidated balance sheet as of June 30, 1997, the
consolidated  statements  of  operations  and   retained
earnings  and the consolidated statements of cash  flows
for  the  six  months ended June 30, 1997 and  1996  are
unaudited,   but  in  the  opinion  of   the   company's
management reflect all adjustments, consisting  only  of
normal  recurring  adjustments, which are  necessary  to
present  fairly the financial condition and  results  of
operations  at those dates and for those  periods.   The
results  of operations for any six month period  is  not
necessarily indicative of results for a full  year.   It
is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.

                                     -3-
                  THE TURNER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                               (unaudited)
                                           June 30   December 31,
                                             1997        1996
Assets:
Cash and cash equivalents                 $116,191    $121,981
Construction receivables:
   Due on contracts                        333,915     306,109
   Retainage                               156,540     147,640
   Unbilled construction costs and         153,153     142,654
     related earnings
Real estate                                 66,127      69,760
Property and equipment, net                 24,265      23,225
Prepaid pension cost                        62,771      63,471
Other assets                                14,892      19,756
Total assets                              $927,854    $894,596

Liabilities:
Construction accounts payable and accrued
expenses:
   Trade                                  $416,699    $410,304
   Retainage                               171,090     165,049
   Billings in excess of construction       94,817      84,367
     costs and related earnings
Notes payable and convertible debenture     75,497      81,805
Deferred income taxes                       11,143      11,526
Other liabilities                           89,611      81,415
Total liabilities                          858,857     834,466

Stockholders' Equity:
Series C, 8.5% cumulative convertible
   preferred stock,  $1 par value                9           9
Series D, 8.5% cumulative convertible
   preferred stock, $1 par value                 6           -
Series B, cumulative convertible
   preferred stock, $1 par value               845         848
Common stock, $1 par value                   5,345       5,291
Paid in capital                             44,674      38,388
Retained earnings                           24,523      22,580
                                            75,402      67,116
Less:  Loan to Employee Stock Ownership     (5,884)     (6,595)
Plan
         Treasury stock, at cost              (521)       (391)
Total stockholders' equity                  68,997      60,130
Total liabilities and stockholders'
equity                                    $927,854    $894,596


See Notes to Consolidated Financial Statements

                                        -4-
                 THE TURNER CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     (in thousands, except share amounts)

                                         (unaudited)            (unaudited)
                                      Six Months Ended     Three Months Ended
                                          June 30,               June 30,
                                      1997        1996      1997        1996

Value of construction
 completed (Note 1)               $1,681,624  $1,536,353  $889,286    $802,978
Revenue from construction
 contracts                        $1,470,348  $1,301,692  $770,276    $708,141
Cost of construction contracts     1,433,130   1,270,681   751,273     694,942
Earnings from construction
 contracts                            37,218      31,011    19,003      13,199
Construction operating expenses       24,420      23,145    12,406      11,739
General & administrative
 expenses                              5,398       5,245     2,637       2,537
Income (loss) from construction
 operations                            7,400       2,621     3,960      (1,077)
Losses from real estate
 operations (Note 2)                    (320)       (257)     (141)        (99)
Interest expense                      (3,569)     (3,967)   (1,822)     (1,992)
Other income                           1,683         805       940         396
Income (loss) before income taxes      5,194        (798)    2,937      (2,772)
Income tax provision (benefit)         2,338        (359)    1,322      (1,247)
Net income (loss)                      2,856        (439)    1,615      (1,525)
Dividends on preferred stock            (913)       (914)     (456)       (457)
Net income (loss) available for
 common shareholders                   1,943      (1,353)    1,159      (1,982)
Retained earnings,beginning of period 22,580      26,102    23,364      26,731
Retained earnings, end of period     $24,523     $24,749   $24,523     $24,749

Net income (loss) per common share:
    Primary                            $0.36      ($0.25)    $0.21      ($0.37)
    Fully diluted                      $0.30          (a)    $0.18          (a)
Weighted average common and
common equivalent
 shares outstanding:
    Primary                        5,443,396   5,311,250 5,474,263  5,333,668
    Fully diluted                  6,954,525   6,213,183 6,959,973  6,218,529

(a) Antidilutive
See Notes to Consolidated Financial Statements

                                         -5-
                 THE TURNER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                          (Unaudited)
                                                        Six Months Ended
                                                             June 30,
                                                        1997          1996

Cash flows from operating activities:
    Net income (loss)                                    $2,856         ($439)
    Adjustments to reconcile net income
     (loss) to net cash used in
      operating activities:
        Depreciation and amortization                     5,388         6,098
        Net periodic pension charge (credit)                700          (650)
        Changes in operating assets and liabilities:
            Increase in construction receivables        (47,205)      (74,088)
            Increase in construction accounts payable
               and accrued expenses                      22,886        47,741
            Decrease (increase) in other assets           3,640        (5,172)
            Increase in other liabilities                 8,287            32
      Net cash used in operating activities              (3,448)      (26,478)
Cash flows from investing activities:
      Purchases of marketable securities                      -          (140)
      Distributions from joint ventures                       -           845
      Proceeds from sale of real estate,net               2,514            54
      Increase in real estate                              (266)       (1,600)
      Purchases of property & equipment                  (3,888)       (3,229)
      Proceeds from sale of property & equipment            125           150
      Repayments on notes receivable                        891         1,134
      Net cash used in investing activities                (624)       (2,786)
Cash flows from financing activities:
      Common stock issued                                   352           148
      Cash dividends to preferred stockholders           (1,296)       (1,299)
      Repayments from loan to ESOP                          711           657
      Principal payments under capital lease
        obligations                                      (1,122)       (1,469)
      Proceeds from issuance of treasury stock                -            49
      Purchase of treasury stock                           (188)            -
      Proceeds from borrowings                                -         5,407
      Payments on borrowings                               (175)       (5,351)
      Net cash used in financing activities              (1,718)       (1,858)
Net decrease in cash and cash equivalents                (5,790)      (31,122)
Cash and cash equivalents at beginning of period        121,981        87,969
Cash and cash equivalents at end of period             $116,191       $56,847
Noncash investing activities:
      Change in unrealized loss on marketable
        securities                                            -         ($103)
Noncash financing activities:
      Conversion of debenture to Series D
        convertible preferred stock                    $6,000               -
      Capital lease obligations incurred by
        the Company                                       989               -

See Notes to Consolidated Financial Statements
                                     -6-
                     THE TURNER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In thousands)


1. Value of construction completed represents construction costs incurred and earnings during the period as follows:
                                                       Six Months Ended
                                                           June 30,
                                                       1997      1996
     Revenue from construction contracts        $1,470,348    $1,301,692
     Construction costs incurred by owners in
      connection with work under construction
      management and similar contracts             211,276       234,661
     Value of construction completed            $1,681,624    $1,536,353

                                                     Three Months Ended
                                                           June 30,
                                                     1997         1996
     Revenue from construction contracts        $  770,276    $  708,141
     Construction costs incurred by owners in
       connection with work under construction
       management and similar contracts            119,010        94,837
     Value of construction completed            $  889,286    $  802,978


2. Losses from real estate operations consist of revenues and related costs as follows:

                                                      Six Months Ended
                                                           June 30,
                                                       1997        1996
     Real estate sales                               $2,576         $54
     Costs of sales                                  (2,576)        (54)
     Rental & other income                            2,692       4,055
     Cost of operations                              (1,646)     (2,361)
     Depreciation and amortization expense           (1,366)     (1,951)
     Losses from real estate operations               $(320)      $(257)

                                                     Three Months Ended
                                                          June 30,
                                                     1997          1996
     Real estate sales                              $2,416        $    -
     Costs of sales                                 (2,416)            -
     Rental & other income                           1,343         2,068
     Cost of operations                               (806)       (1,170)
     Depreciation and amortization expense            (678)         (997)
     Losses from real estate operations              $(141)         $(99)


3.    On  March 3, 1997, the Financial Accounting Standards  Board
(the  "FASB") issued Statement of Financial Accounting Standards
("SFAS") No. 128, "Earnings Per Share", which will eliminate the presentation of primary and fully diluted earnings per share
("EPS") and will require presentation of basic and diluted  EPS.
The principal change is that common stock equivalents are not considered in the computation of basic EPS. In addition, the FASB issued SFAS No. 129, "Disclosure of Information About
Capital Structure" which will establish new standards for disclosing information about an entity's capital structure.
These  statements are effective for years ending after  December
15,  1997, early adoption of SFAS No. 128 is not permitted.  The
Company will conform with the new standards as of December 31, 1997 which will require the restatement of prior years' EPS.
Management believes that the impact upon adoption will not be material to the financial statements. The proforma basic EPS would have been $0.37 and $0.22 and diluted EPS would have been $0.30 and $0.18 for the six months and three months ended June
30, 1997, respectively, had early adoption been permitted.


                             -7-


Item  2.   Management's Discussion & Analysis of  Financial
Condition and Results of Operations

The  company reported net income of $1.6 million  or  $0.21
per  common share for the second quarter of 1997,  up  $3.1
million over the second quarter of 1996.  For the first six
months,  net  income of $2.9 million or  $0.36  per  common
share was $3.3 million higher than the same period in 1996.

Value of construction completed, which includes in addition
to  revenue,  construction  costs  incurred  by  owners  on
construction management and similar projects, increased 11%
in  the  second  quarter of 1997 to $889  million,  up  $86
million over the second quarter of 1996.  For the first six
months, value of construction completed of $1.7 billion was
$145  million, or 9% higher than the same period  in  1996.
Revenue  from construction contracts increased  9%  in  the
second quarter of 1997 to $770 million, up $62 million over
the same period in 1996.  For the first six months, revenue
from  construction  contracts  of  $1.5  billion  was  $169
million, or 13% higher than the same period in 1996.  These
results continue to reflect the growth of the company's non-
residential construction market.

Earnings from construction contracts increased 44%  in  the
second  quarter of 1997 to $19.0 million, up  $5.8  million
over  the  second quarter of 1996.  Results for the  second
quarter  of 1996 include the impact of a $5.0 million  loss
relating to a construction project in Minneapolis.  For the
first  six months, earnings from construction contracts  of
$37.2  million  were $6.2 million, or 20% higher  than  the
same  period  in  1996.   The Company's  improved  earnings
performance continues to reflect improved profitability  of
work secured over the past year.

Operating and general and administrative expenses increased
5%  in  the  second  quarter of 1997 to $15.0  million,  up
$767,000  over the second quarter of 1996.  For  the  first
six months, expenses of $29.8 million were $1.4 million, or
5%  higher  than the same period in 1996.  Due to increased
revenue   from  construction  contracts,  expenses   as   a
percentage of revenue has decreased from 2.18% to 2.03% for
the six months ended June 30, 1997.

Losses from real estate operations were $141,000 and $320,000 for the three and six month periods ended June 30, 1997, respectively. Rental and other income and the cost of operations for the six months ended declined 34% and 30%, respectively, as a result of real estate sales in 1996. In the second quarter of 1997, the Company sold its partnership interest in an office building located in Bellevue, Washington for $2.4 million.

Interest expense decreased 9% in the second quarter of 1997
to  $1.8 million, down $170,000 over the second quarter  of
1996.   For the first six months, interest expense of  $3.6
million was $398,000, or 10% lower than the same period  in
1996.   Decreased  interest expense is due  to  lower  debt
levels in 1997.

Other  income increased 137% in the second quarter of  1997
to  $940,000, up $544,000 over the second quarter of  1996.
For  the first six months, other income of $1.7 million was
$878,000,  or  109% higher than the same  period  in  1996.
Increased other income is due to increased interest  income
attributable  to higher investment balances  maintained  by
the Company.

At  June  30,  1997,  the company's  backlog  of  value  of
construction  to  be  completed  was  $3.96   billion   and
anticipated   earnings   associated   with   backlog   from
construction  contracts  was $101.8  million,  compared  to
$4.08  billion and $99.5 million, respectively, at December
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

                             -8-

Cash flows for the six months ended June 30, 1997, resulted
in  a  net  decrease of funds of $5.8 million.  Cash  flows
used  in operating activities amounted to $3.4 million  due
primarily to an increase in construction receivables.  Cash
flows  used  in investing activities amounted  to  $624,000
which  is  principally  due to purchases  of  property  and
equipment.   This is partially offset by the  sale  of  the
Company's partnership interest in the aforementioned office
building.  Cash flows used in financing activities amounted
to  $1.7 million due primarily to principal payments  under
capital  lease obligations and dividends paid to  preferred
stockholders.  The company's management believes  that  the
company's   financial   condition  and   available   credit
facilities  at June 30, 1997 are sufficient to support  the
present and prospective levels of the company's operations.


                             -9-

                Part II  -  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

     (a) Exhibit 11 - Computation of Earnings Per Share for the six months ended
          June 30, 1997 and 1996.

      (b)During the six months ended June 30, 1997 no Form
      8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   THE TURNER CORPORATION
                                       (Registrant)


Date:  August 08, 1997             /s/ H. J. Parmelee
                                       (Signature)

                                    H. J. Parmelee
                                    President



Date:  August 08, 1997             /s/ D. G. Sleeman
                                       (Signature)

                                    D. G. Sleeman
                                    Senior Vice President,
                                    Chief Financial Officer
                                    and
                                    Chief Accounting Officer
