Form 10-Q/A
period 1997-06-30
TURNER CORP
filed 1997-08-15
CIK 743475

[ARTICLE] 5
[LEGEND]
The schedule contains certain summary financial information extracted from the Company's financial statements and notes thereto and is qualified in its entirety by reference to such financial statements. The Company files an unclassified balance sheet, certain line items are not applicable. All values except share amounts are in thousands.
[/LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               JUN-30-1997
[CASH]                                         116,191
[SECURITIES]                                         0
[RECEIVABLES]                                  490,455
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                          63,477
[DEPRECIATION]                                  39,212
[TOTAL-ASSETS]                                 927,854
[CURRENT-LIABILITIES]                                0
[BONDS]                                         75,497
[COMMON]                                         5,345
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                        860
[OTHER-SE]                                      62,792
[TOTAL-LIABILITY-AND-EQUITY]                   927,854
[SALES]                                              0
[TOTAL-REVENUES]                             1,475,616
[CGS]                                                0
[TOTAL-COSTS]                                1,438,718
[OTHER-EXPENSES]                                29,818
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               3,569
[INCOME-PRETAX]                                  5,194
[INCOME-TAX]                                     2,338
[INCOME-CONTINUING]                              2,856
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     2,856
[EPS-PRIMARY]                                     0.36
[EPS-DILUTED]                                     0.30