Form 10-Q
period 1997-09-30
TURNER CORP
filed 1997-11-14
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended September 30, 1997    Commission File Number 1-8719


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1997:
5,323,825.


                             -2-

               Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or group of companies for which report is filed:

    THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

The  consolidated balance sheet as of September  30,  1997,
the  consolidated  statements of  operations  and  retained
earnings and the consolidated statements of cash flows  for
the  nine  months  ended September 30, 1997  and  1996  are
unaudited,  but in the opinion of the company's  management
reflect   all  adjustments,  consisting  only   of   normal
recurring  adjustments,  which  are  necessary  to  present
fairly the financial condition and results of operations at
those  dates  and  for  those  periods.   The  results   of
operations for the interim periods are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.

                   -3-
 THE TURNER CORPORATION AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS
             (in thousands)
                                          (unaudited)
                                          September 30         December 31,
                                              1997                1996
Assets:
Cash and cash equivalents                 $165,970              $121,981
Construction receivables:
   Due on contracts                        335,143               306,109
   Retainage                               169,388               147,640
   Unbilled construction costs and         182,888               142,654
     related earnings
Real estate                                 44,822                69,760
Property and equipment, net                 24,154                23,225
Prepaid pension cost                        63,008                63,471
Other assets                                15,487                19,756
Total assets                            $1,000,860              $894,596

Liabilities:
Construction accounts payable and accrued expenses:
   Trade                                  $459,147              $410,304
   Retainage                               183,587               165,049
   Billings in excess of construction
     costs and related earnings            105,258                84,367
Notes payable and convertible debenture     62,236                81,805
Deferred income taxes                       10,951                11,526
Other liabilities                          103,258                81,415
Total liabilities                          924,437               834,466

Stockholders' Equity:
Series C, 8.5% cumulative convertible
   preferred stock,  $1 par value                9                     9
Series D, 8.5% cumulative convertible
   preferred stock, $1 par value                 6                     -
Series B, cumulative convertible
   preferred stock, $1 par value               845                   848
Common stock, $1 par value                   5,376                 5,291
Paid in capital                             49,212                38,388
Retained earnings                           26,224                22,580
                                            81,672                67,116
Less: Loan to Employee Stock Ownership Plan (4,728)               (6,595)
           Treasury stock, at cost            (521)                 (391)
Total stockholders' equity                  76,423                60,130
Total liabilities and stockholders'
   equity                               $1,000,860              $894,596


See Notes to Consolidated Financial Statements

                                 -4-
             THE TURNER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 (in thousands, except share amounts)

                                       (unaudited)              (unaudited)
                                     Nine Months Ended      Three Months Ended
                                      September 30,            September 30,
                                     1997       1996         1997       1996

Value of construction completed
 (Note 1                         $2,669,156   $2,448,486   $987,532   $912,133

Revenue from construction
 contracts                       $2,322,214   $2,058,370   $851,866   $756,678
Cost of construction contracts    2,263,641    2,006,158    830,511    735,477
Earnings from construction
 contracts                           58,573       52,212     21,355     21,201
Construction operating expenses      34,939       37,533     10,519     14,388
General & administrative expenses    11,849        9,805      6,451      4,560
Income from construction
 operations                          11,785        4,874      4,385      2,253
Losses from real estate operations
 (Note 2)                              (546)        (281)      (226)       (24)
Interest expense                     (5,087)      (5,932)    (1,518)    (1,965)
Other income                          3,118        1,217      1,435        412
Income (loss) before income taxes     9,270         (122)     4,076        676
Income tax provision (benefit)        4,172          (58)     1,834        301
Net income (loss)                     5,098          (64)     2,242        375
Dividends on preferred stock         (1,454)      (1,371)      (541)      (457)
Net income (loss) available for
 common shareholders                  3,644       (1,435)     1,701        (82)
Retained earnings, beginning of
 period                              22,580       26,102     24,523     24,749
Retained earnings, end of period    $26,224      $24,667    $26,224    $24,667

Net income (loss) per common share:
    Primary                           $0.65       ($0.27)     $0.30     ($0.02)
    Fully diluted                     $0.53           (a)     $0.24         (a)
Weighted average common and common
 equivalent shares outstanding:
    Primary                        5,602,24    5,335,015  5,745,994   5,355,357
    Fully diluted                  7,354,00    6,204,719  8,372,762   6,208,678



(a) Antidilutive
See Notes to Consolidated Financial Statements


                                  -5-
               THE TURNER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                           (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                        1997         1996
Cash flows from operating activities:
    Net income (loss)                                  $5,098        ($64)
    Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
        Depreciation and amortization                   8,084       9,375
        Net periodic pension charge (credit)              463        (975)
        Stock-based compensation charge                 4,299           -
        Changes in operating assets and liabilities:
            Increase in construction receivables      (91,016)   (117,321)
            Increase in construction accounts payable
               and accrued expenses                    88,272     106,388
            Decrease in other assets                    2,673         120
            Increase (decrease) in other liabilities   21,776      (7,830)
      Net cash provided by (used in)operating
        activities                                     39,649     (10,307)
Cash flows from investing activities:
      Purchases of marketable securities                    -        (211)
      Distributions from joint ventures                   590         890
      Proceeds from sale of real estate, net           22,872          54
      Increase in real estate                           (431)      (1,877)
      Purchases of property & equipment               (5,006)      (4,804)
      Proceeds from sale of property & equipment         105          207
      Repayments on notes receivable                   1,135        1,200
      Net cash provided by (used in) investing
       activities                                     19,265       (4,541)
Cash flows from financing activities:
      Common stock issued                                622          148
      Cash dividends to preferred stockholders        (2,029)      (1,948)
      Repayments from loan to ESOP                     1,867        1,718
      Principal payments under capital lease
        obligations                                   (1,653)      (2,234)
      Proceeds from issuance of treasury stock             -           49
      Purchase of treasury stock                        (188)           -
      Proceeds from borrowings                             -        5,507
      Payments on borrowings                         (13,544)      (7,731)
      Net cash used in financing activities          (14,925)      (4,491)
Net increase (decrease) in cash and cash equivalents  43,989      (19,339)
Cash and cash equivalents at beginning of period     121,981       87,969
Cash and cash equivalents at end of period          $165,970      $68,630
Noncash investing activities:
      Change in unrealized loss on marketable
        securities                                         -         ($82)
Noncash financing activities:
      Conversion of debenture to Series D
        convertible preferred stock                    $6,000           -
      Capital lease obligations incurred by
        the Company                                     1,628           -

See Notes to Consolidated Financial Statements


                                 -6-
               THE TURNER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (In thousands)

1. Value of construction completed represents construction costs incurred and earnings during the period as follows:
                                                         Nine Months Ended
                                                           September 30,
                                                          1997        1996
      Revenue from construction contracts             $2,322,214   $2,058,370
      Construction costs incurred by owners in
        connection with work under construction
        management and similar contracts                 346,942      390,116
      Value of construction completed                 $2,669,156   $2,448,486

                                                       Three Months Ended
                                                          September 30,
                                                          1997        1996
      Revenue from construction contracts               $851,866    $756,678
      Construction costs incurred by owners in
       connection with work under construction
       management and similar contracts                  135,666     155,455
      Value of construction completed                   $987,532    $912,133

2.  Losses from real estate operations consist of revenues and related costs as follows:
                                                         Nine Months Ended
                                                             September 30,
                                                            1997       1996
      Real estate sales                                   $23,567       $54
      Costs of sales                                      (23,567)      (54)
      Rental & other income                                 3,664     6,257
      Cost of operations                                   (2,315)   (3,588)
      Depreciation and amortization expense                (1,895)   (2,950)
      Losses from real estate operations                    $(546)    $(281)

                                                          Three Months Ended
                                                             September 30,
                                                            1997      1996
      Real estate sales                                   $20,991       $-
      Costs of sales                                      (20,991)       -
      Rental & other income                                   972    2,202
      Cost of operations                                     (669)  (1,227)
      Depreciation and amortization expense                  (529)    (999)
      Losses from real estate operations                    $(226)    $(24)

3.On March 3, 1997 the Financial Accounting Standards Board
(the  "FASB")  issued  Statement  of  Financial  Accounting
Standards  ("SFAS") No. 128, "Earnings  Per  Share",  which
will  eliminate  the  presentation  of  primary  and  fully
diluted   earnings  per  share  ("EPS")  and  will  require
presentation  of  basic  and diluted  EPS.   The  principal
change  is that common stock equivalents are not considered
in  the  computation of basic EPS.  In addition,  the  FASB
issued  SFAS  No.  129,  "Disclosure of  Information  About
Capital  Structure" which will establish new standards  for
disclosing information about an entity's capital structure.
These  statements  are  effective for  years  ending  after
December  15, 1997, early adoption of SFAS No. 128  is  not
permitted.  The Company will conform with the new standards
as of December 31, 1997, which will require the restatement
of  prior years' EPS.  Management believes that the  impact
upon  adoption  will  not  be  material  to  the  financial
statements.  The proforma basic EPS would have  been  $0.69
and  $0.32 and diluted EPS would have been $0.55 and  $0.24
for  the  nine months and three months ended September  30,
1997, respectively, had early adoption been permitted.

4.On November 12, 1997, the Corporation notified the holders of  its 11.74% Senior Notes that the Company will elect  to
optionally  prepay  all of the Notes outstanding  effective
December 22, 1997.  The Notes were originally scheduled  to
be repaid in equal annual installments through December 21,
2001.   The prepayment of the Notes will result in a  $39.5
million debt reduction for the Company and an extraordinary
charge,  net  of tax, of approximately $2.4 million,  or  a
$.45  per share extraordinary loss impact to basic  EPS  in
the fourth quarter of 1997.  Such prepayment will be funded
by the Company's existing cash position.

                             -7-


Item  2.   Management's Discussion & Analysis of  Financial
Condition and Results of Operations

The company reported net income of $2.2 million or $0.30 per common share for the third quarter of 1997, up $1.9 million over the third quarter of 1996. For the first nine months, net income of $5.1 million or $0.65 per common share was $5.2 million higher than the same period in 1996.

Value of construction completed, which includes in addition
to  revenue,  construction  costs  incurred  by  owners  on
construction management and similar projects, increased  8%
in  the  third  quarter  of 1997 to $988  million,  up  $75
million over the third quarter of 1996.  For the first nine
months, value of construction completed of $2.7 billion was
$221  million, or 9% higher than the same period  in  1996.
Revenue  from construction contracts increased 13%  in  the
third quarter of 1997 to $852 million, up $95 million  over
the  same  period  in  1996.  For the  first  nine  months,
revenue  from  construction contracts of $2.3  billion  was
$264  million, or 13% higher than the same period in  1996.
These  results  continue  to  reflect  the  growth  of  the
Company's non-residential construction market and the  high
level of construction activity throughout the country.

Earnings from construction contracts improved in the  third
quarter  of  1997  to $21.4 million.  For  the  first  nine
months,  earnings  from  construction  contracts  of  $58.6
million  were  $6.4 million, or 12% higher  than  the  same
period in 1996.  Results for the first nine months of  1996
include the impact of a $5.0 million loss on a construction
project  in  Minneapolis.  The Company's improved  earnings
performance continues to reflect improved profitability  of
work secured over the past year.

Operating and general and administrative expenses decreased
10%  in  the  third quarter of 1997 to $17.0 million,  down
$2.0  million from the third quarter of 1996.  Included  in
the  third  quarter  results is a stock-based  compensation
charge of $4.3 million under which compensation costs  were
recognized for stock and stock option grants to Officers of
the  Company and the Company's Board of Directors.  Results
for  the  third  quarter of 1996 include  $1.5  million  of
expenses  relating to management changes.   For  the  first
nine  months, expenses of $46.8 million were slightly lower
than  the  same  period in 1996.  Due to increased  revenue
from  construction contracts, expenses as a  percentage  of
revenue  have continued to decline from 2.30% to 2.01%  for
the nine months ended September 30, 1997.

Losses  from  real  estate  operations  were  $226,000  and
$546,000  for  the  three  and  nine  month  periods  ended
September 30, 1997, respectively.  Rental and other  income
and  the  cost  of  operations for the  nine  months  ended
September 30, 1997, declined 41% and 35%, respectively,  as
a  result of real estate sales over the past twelve months.
In  the  third  quarter  of  1997,  the  Company  sold  the
following significant properties: an undeveloped land parcel located in Indianapolis,Indiana for $2.3 million, two office properties  located in suburban Grand Rapids, Michigan  for
$12.2  million and an apartment complex in Orlando, Florida
for  $6.0  million.   In the second quarter  of  1997,  the
Company sold its partnership interest in an office building
located in Bellevue, Washington for $2.4 million.

Interest expense decreased 23% in the third quarter of 1997
to  $1.5  million, down $447,000 from the third quarter  of
1996.  For the first nine months, interest expense of  $5.1
million was $845,000, or 14% lower than the same period  in
1996.   Decreased  interest expense is due  to  lower  debt
levels in 1997.

Other income increased 248% in the third quarter of 1997 to
$1.4  million,  up $1.0 million over the third  quarter  of
1996.   For  the  first nine months, other income  of  $3.1
million  was  $1.9 million, or 156% higher  than  the  same
period in 1996.  Increased other income is due to increased
interest  income attributable to higher investment balances
maintained by the Company.

At  September 30, 1997, the company's backlog of  value  of
construction  to  be  completed  was  $4.05   billion   and
anticipated   earnings   associated   with   backlog   from
construction  contracts  was $103.6  million,  compared  to
$4.08  billion and $99.5 million, respectively, at December
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

                             -8-


Cash  flows for the nine months ended September  30,  1997,
resulted in a net increase of funds of $44.0 million.  Cash
flows  provided by operating activities amounted  to  $39.6
million  due  primarily  to  an  increase  in  construction
activity.   Included  in net operating  cash  flows  is  an
adjustment to net income for the aforementioned stock-based
compensation    charge    which    effectively    increased
stockholders' equity by $1.9 million.  Cash flows  provided
by  investing activities amounted to $19.3 million which is
principally  due  to real estate sales during  the  period.
Cash  flows used in financing activities amounted to  $14.9
million  due  primarily  to debt paydowns  on  real  estate
properties sold during the period.  On November  12,  1997,
the  Corporation notified the holders of its 11.74%  Senior
Notes that the Company will elect to optionally prepay  all
of  the Notes outstanding effective December 22, 1997 (Note
4).   The  prepayment of the Notes will result in  a  $39.5
million debt reduction for the Company and an extraordinary
charge,  net  of tax, of approximately $2.4 million.   Such
prepayment  will be funded by the Company's  existing  cash
position.   The  company's  management  believes  that  the
company's   financial   condition  and   available   credit
facilities at September 30, 1997 are sufficient to  support
the   present  and  prospective  levels  of  the  company's
operations.



                             -9-


                Part II  -  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

     (a) Exhibit 11 - Computation of Earnings Per Share for the nine months ended
          September 30, 1997 and 1996.

      (b)During the nine months ended September 30, 1997, no Form 8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   THE TURNER CORPORATION
                                       (Registrant)


Date:  November 14, 1997           /s/ H. J. Parmelee
                                       (Signature)

                                    H. J. Parmelee
                                    President



Date:  November 14, 1997           /s/ D. G. Sleeman
                                       (Signature)

                                    D. G. Sleeman
                                    Senior Vice President,
                                    Chief Financial Officer
                                    and Chief Accounting Officer


