Form 10-K
period 1997-12-31
TURNER CORP
filed 1998-03-30
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from _______ to_______

                           Commission File No. 1-8719

                             THE TURNER CORPORATION
             (Exact name of registrant as specified in its charter)

  DELAWARE                           13-3209884
  (State or other jurisdiction of    (I.R.S.Employer
  incorporation or organization)     Identification No.)

  375 Hudson Street, New York, New York           10014
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

   As of March 23, 1998, the aggregate market value on that date of the common stock held by non-affiliates (based upon the last sale price for the common stock on the American Stock Exchange) was $119,441,960.

   As of March 23, 1998, 5,446,949 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions  of  definitive proxy statement to be  filed  pursuant  to
Section 14(a) of the Securities Exchange Act of 1934 - Part III, Items
10-13.

                SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
                  THE SECURITIES LITIGATION REFORM ACT OF 1995

   Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements in this Annual Report on Form 10-K. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. When used in this Annual Report on Form 10-K, the words "estimate," "anticipate," "expect," "believe," and similar expressions are intended to identify forward-looking statements.
                                     PART I

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

   At December 31, 1997, The Turner Corporation and subsidiaries employed approximately 3,000 staff employees, of which 1,700 held supervisory positions and 1,300 held non-supervisory positions.

Construction Business

   The Company's construction business is conducted by a number of construction subsidiaries (collectively, "Turner Construction"). Turner Construction is engaged primarily in the construction of commercial and multi-family residential buildings, manufacturing and research facilities, hospitals, correctional facilities, stadiums and other entertainment facilities, airports and other structures. It also has a division which does interior work, such as building-out office space. Turner Construction normally does not build roads, dams, or similar infrastructure elements. Turner Construction primarily acts as a general building contractor or as a construction manager. However, Turner Construction also sometimes acts as a consultant to owners and others.

   Although Turner Construction is a nationwide (and to a lesser extent, worldwide) construction firm, Turner Construction attempts to compete locally in major cities of the United States through full service regional offices and satellite branch offices. Its objective is to be a major builder in each city or region in which it has an office.

    The Company's principal construction subsidiary is Turner Construction Company. Universal Construction Company Inc. and The Lathrop Company, Inc., wholly-owned subsidiary companies of The Turner Corporation or Turner Construction Company, are also engaged in construction activities in the United States, principally in the Southeast and Midwest.

    When it acts as a general building contractor, Turner Construction normally undertakes to construct a project and is paid the entire price for the completed project. Most aspects of the construction, however, are performed by subcontractors who are paid by Turner Construction. The functions actually performed by Turner Construction are the planning and scheduling of a construction project, the procurement of materials, the marshaling of the manpower required for the project, the awarding of subcontracts and the direction and management of the construction operation. During 1997, 1996 and 1995, general building contracting activities represented 87%, 86%, and 83%, respectively, of Turner Construction's value of work completed.

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

   In its performance of construction management services, Turner Construction, for a fee, monitors and coordinates the progress of the work done by specialty contractors who are employed directly by the
owner   to  build  the  project.   During  1997,  1996  and   1995,
construction management services and consulting represented 13%, 14% and 17%, respectively, of Turner Construction's value of work completed. Construction management contracts involve less risk than do projects in which Turner Construction is a general building contractor. However, the profit from construction management contracts can be substantially less than that which Turner Construction can earn when it acts as a general building contractor.

   Construction contracts include fixed price contracts, cost-plus fixed fee contracts and variations of these types of contracts, including cost-plus guaranteed maximum price contracts. The majority of Turner Construction's business involves negotiated contracts. The remainder of its contracts are secured by competitive bidding.

   As the various segments of the United States non-residential construction market continue to shift, the Company responds to and positions itself to take advantage of the stronger market segments. During the last several years, the Company's construction subsidiaries increased their focus on amusement including stadiums, arenas, speedways, and similar projects, manufacturing including research and development and pharmaceutical, education, healthcare, public, and
aviation.   Approximately  71%  in dollar  value  of  the  contracts
awarded to the construction subsidiaries in 1997 were in these areas. The remaining 29% of the contracts awarded were in the Company's commercial market segment. Year-to-year operations may be adversely affected by general economic conditions which are unfavorable for business and industry.

  The Company is a partner with Karl Steiner Holding AG ("Steiner") of Switzerland in a joint venture by the name of Turner Steiner International SA, which renders general building construction, construction management and construction consulting services outside Turner Construction's and Steiner's traditional home markets.

   In South America, Turner Construction Company is a partner with Birmann SA do Brasil in a joint venture doing business as Turner South America. The purpose of the joint venture is to provide general building construction, construction management and consulting services to clients in Brazil and other South American markets.

   The Company is also a partner with EMCON in a joint venture by the name of ET Environmental Corporation, which provides environmental engineering, general building construction, and construction management services on environmental projects throughout the United States.

    During 1997, the company completed work on the Swiss Bank Headquarters in Stamford, Connecticut and began work on the Bristol-Myers Squibb Laboratory Renovation project in New Brunswick, New
Jersey, the new Tiger Stadium in Detroit, Michigan, the Naval Sea Systems Command Headquarters (NAVSEA) for the Navy in Washington, DC, clean room renovations for Applied Materials, Inc. in Santa Clara, California and construction management services for the Los Angeles Unified School District for their modernization and new construction program within the San Fernando Valley region. In total, the Company completed approximately 24 million square feet of construction in 1997.

   The United States building construction industry is intensely competitive and Turner Construction competes with other major contractors as well as with small contractors. Competition in the industry takes a number of forms, including fee levels, quality of service and degree of risk assumption. Construction companies can expand their operations rapidly and each large population center generally has a number of medium-sized building contractors accustomed to undertaking all but the largest and most complicated projects. Through its organizational structure of offices, Turner Construction competes directly with those locally based contractors. Exact statistical data is not available for determining the relative size of construction companies. However, based on the contract value of construction contracts secured in 1997 and published industry data, Turner Construction believes that it is one of the largest general building contractors operating principally within the United States.

   A portion of the Company's construction activity is performed under payment and performance bonds obtained from the Company's sureties. Projects requiring surety bonds are usually either publicly funded or private projects which often require FHA - type mortgage insurance. While the Company's sureties limit the amount of new payment and performance bonds available, to date this limitation has not restricted the Company's ability to secure new work. There could be circumstances, however, when this limitation could influence the Company's selection of prospective projects to pursue.

   At December 31, 1997, the anticipated earnings associated with backlog from work to be completed under general building construction, construction management and construction consulting contracts was $104.7 million. Anticipated earnings from work to be completed on contracts at December 31, 1996 was $99.5 million. Approximately 34% of the December 31, 1997 earnings backlog from construction contracts relates to work expected to be performed during 1999 and beyond. Backlog is important to long-range planning and continuity of work for the Company's permanent staff. However, anticipated earnings from construction contracts should not be used as the basis of predictions with respect to future operating results.

   The anticipated value of work associated with backlog from work  to
be   completed   under  general  building  construction,  construction
management and construction consulting contracts was $4.01 billion at December 31, 1997. The anticipated value of work to be completed on contracts at December 31, 1996 was $4.08 billion. Approximately 32% of the December 31, 1997 construction backlog is expected to be completed during 1999 and beyond.

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

   Because of the varying proportion of general building construction, construction management and construction consulting work, there is no direct correlation between inflation and the anticipated work or earnings associated with backlog.

   At December 31, 1997, Turner Construction employed approximately 2,900 staff employees, of whom about 1,600 were executives, project managers, superintendents, engineers, purchasing agents, estimators, senior accountants and other supervisory personnel. In addition, Turner Construction employs foremen and building craftsmen for construction work which has not been subcontracted to specialty
contractors.   During  1997,  approximately 2,300  foremen  and
building craftsmen were employed at various times.

Real Estate

   The Company's subsidiaries involved in real estate operations are Rickenbacker Holdings, Inc. ("RHI"), and Turner Development Corporation and subsidiaries ("TDC"). During the early 1980's, the Company acquired and developed a number of real estate properties. In 1987, the Company decided to cease its new development activities. Since that time, the Company's real estate portfolio has been reduced from $200 million at the end of 1987 to $44 million at the end of
1997. As of December 31, 1997, the real estate portfolio, which is owned either directly or through joint venture interests, includes an air cargo distribution facility, commercial office properties, and undeveloped land. RHI owns an air cargo distribution facility and is the ground lessee on the underlying land located at the Rickenbacker Air Industrial Park in Columbus, Ohio. In 1995, the Company renegotiated a lease with the existing lessee of such facility and land extending the maturity date from 1996 to 2010.

  During 1997, the Company sold three developed properties, a real estate joint venture interest, a number of condominium units, and two land parcels all at their approximate carrying value. The Company continues to seek purchasers for its remaining real estate properties if they can be sold at prices which management believes reflect reasonable values. Management anticipates continued dispositions of its real estate properties at such values, although the undeveloped land parcels may be held for a longer period as land values have generally been slower to recover than developed properties in virtually all markets.

  At December 31, 1997, TDC had 3 employees, who were management and marketing personnel.

Item 2    Properties

   The Company's executive offices and offices of subsidiary companies are located in leased facilities in commercial office buildings, except for Universal Construction Company, Inc. which owns a small office building in which its offices are located. The Company's corporate headquarters and New York branch office occupy 100,000 square feet of space which is leased until 2005. Rental expense for
this   space   during   1997  was  $2.53   million.    Significant
construction projects typically have temporary field offices.

   Turner Construction operates two equipment and storage yards, located in Newark, New Jersey and Cincinnati, Ohio for the storage and repair of its construction tools and equipment. Turner Construction owns the Ohio storage and repair yard and leases the New Jersey facility. Universal Construction Company Inc. owns a yard, while The Lathrop Company, Inc. leases yards for the storage and repair of construction equipment.

   Turner Construction leases major construction equipment such as hoists, cranes and personnel lifts from equipment suppliers for use on particular projects and generally owns only small tools and other miscellaneous equipment; Universal Construction Company Inc. and The Lathrop Company, Inc. each own construction equipment, earth-moving equipment and small tools.

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

   Each year the Company incurs substantial legal expenses in pursuit of its claims or in defense against actions taken against it due to the risk associated with the industry and the number of disputes that often occur.

Item 4    Submission of Matters to a Vote of Security Holders

  None

                                     PART II

Item 5    Market for the Registrant's Common Equity and Related
Stockholder Matters

  The Turner Corporation common stock is listed on the American Stock Exchange under the symbol TUR.

                Quarterly Stock Information

1997               High          Low        Close
First           $14.25         $10.25       $12.00
Second           17.50          12.00        15.625
Third            23.00          15.625       21.25
Fourth           26.625         19.625       26.375

1996              High           Low        Close
First           $10.125         $ 8.50       $10.00
Second           12.00            9.75        11.50
Third            11.625          10.125       11.125
Fourth            11.375          8.25        10.25

  No dividends were declared or paid in 1997 or 1996. As of March 23, 1998, there were approximately 2,143 record holders of the registrant's common stock.

Item 6   Selected Financial Data

The Turner Corporation and Subsidiaries
Five-year Summary of  Financial Information
(in thousands, except share amounts)

                              1997      1996      1995      1994      1993

Value of construction
 completed               $3,639,754 $3,317,774 $3,281,495 $2,670,433 $2,790,371

Revenue from
 construction contracts  $3,170,744 $2,838,052 $2,727,001 $2,174,836 $2,098,247
Cost of construction
 contracts                3,084,236  2,765,901  2,658,462  2,118,361  2,029,478
Earnings from
 construction contracts  $   86,508 $   72,151 $   68,539 $   56,475 $   68,769

Income from construction
 operations              $   18,185 $    5,304 $   11,285 $    7,103(b)$2,422(c)
Income (loss) from real
 estate operations             (839)      (383)      (227)     1,312   (6,870)
Net income (loss)             5,893(a)  (1,695)     1,274      3,650   (6,205)
Basic earnings (loss) per
 common share:
 Income (loss) before
  extraordinary loss           1.28      (0.67)     (0.11)      0.36    (1.58)
 Net income (loss)              .73      (0.67)     (0.11)      0.36    (1.58)
Diluted earnings per common
 share:
 Income before extraordinary
  loss                         1.03         (d)        (d)      0.30       (d)
 Net income                     .59         (d)        (d)      0.30       (d)
Dividends per Series C
 preferred share              85.00       85.00      85.00     85.00     85.00
Dividends per Series D
 preferred share              35.42           -          -         -         -
Dividends per Series B
 preferred share               2.16        2.16       2.16      2.16      2.16
Stockholders' equity     $   76,136 $    60,130  $  61,296   $59,216 $  54,683
Weighted average common
 shares outstanding       5,286,493   5,238,681  5,193,792 5,124,834 5,088,403
Total assets             $  972,687 $   894,596  $ 823,963 $ 715,329 $ 671,081
Notes payable due
 after one year and
 convertible debenture   $   16,770 $    62,593  $  88,610 $  94,892 $  69,545


(a) Includes extraordinary loss of $2,899, net of tax.
(b) Includes restructuring credits of $1,145.
(c) Includes restructuring charges of $8,500.
(d) Antidilutive

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 1997 vs. 1996
   The Company reported net income of $5.9 million in 1997 compared to a net loss of $1.7 million in 1996. After taking into account dividends paid to preferred shareholders, the Company reported $0.73 basic earnings per common share in 1997. This compares to a loss of $0.67 per share in 1996. The 1997 results include the impact of a $2.9 million extraordinary loss ($0.55 per share) due to the early extinguishment of debt, net of tax. Results for 1996 include the impact of losses relating to a construction project in Minneapolis, and losses incurred by the Company's Caribbean operations. Diluted earnings per common share for 1997 were $0.59 per share, net of the extraordinary loss of $0.44 per share. Earnings per share before the extraordinary loss totaled $1.28 per share for basic earnings and $1.03 per share for diluted earnings.

   Revenue from construction contracts continued its upward trend, increasing $333 million in 1997 to $3.17 billion. This growth reflects the continuation of a strong market across the country in non-residential construction, along with a continued increase in the percentage of work put in place from new contracts secured. In 1997, the Company secured $3.37 billion of new work, of which $1.02 billion or 30% was put in place in 1997. In 1996, the Company secured $3.43 billion of new work, of which $937.4 million or 27% was put in place in 1996. This increase in new work put in place is primarily due to stronger 1997 first quarter sales.

   Construction operating and general and administrative expenses increased 2% to $68.3 million in 1997 compared to $66.8 million in 1996. This increase is primarily due to expenses recognized for stock awards and stock option grants to the Company's Officers and Board of Directors.

   Interest expense decreased $1.3 million (or 17%) to $6.4 million in 1997. This decrease is primarily the result of lower debt levels in 1997 compared to 1996. These results are described more fully in the discussion that follows.

Construction

   The value of construction completed, which includes in addition to revenue, construction costs incurred by owners on construction management and similar projects, increased $322 million to $3.64 billion in 1997, a record level for the Company. The Company's revenue from construction contracts and costs of construction contracts both increased by 12% from 1996 to $3.17 billion and $3.08 billion, respectively.

   The value of new contracts secured in 1997 was $3.37 billion, slightly down from the $3.43 billion secured in 1996. Although contracts secured were slightly down in 1997, anticipated earnings associated with these new contracts increased 7% from 1996. At December 31, 1997, the Company's backlog of value of construction to be completed was $4.01 billion and anticipated earnings associated with backlog from construction contracts was $104.7 million (its highest level in seven years), compared to $4.08 billion and $99.5 million, respectively, at December 31, 1996. These results continue to reflect the growth of the Company's non-residential construction market and the high level of construction activity throughout the country.

   Approximately 34% of the earnings backlog and 32% of the value of construction backlog relates to work to be performed in 1999 and beyond. Estimated earnings from construction backlog should not be used as a basis for predicting future operating results.

   Earnings from construction contracts improved 20% in 1997 to $86.5 million from $72.2 million in 1996. As a percentage of revenue, earnings from construction contracts increased from 2.54% to 2.73%, its highest level since 1993. These results reflect not only the growth in construction revenues but also an improvement in margins for new contracts secured over the past several years. During 1997, additional losses on construction contracts of $2 million were incurred by the Company's Caribbean operations. These losses were the result of continued labor inefficiencies and corrective work. As noted in 1996, the Caribbean operations had losses from construction contracts of $4.9 million, $2.1 million and $7.7 million in 1996, 1995 and 1994, respectively, and as a result the Company stopped actively pursuing any new construction contracts in the Caribbean and plans to cease activities in 1998. Also included in 1996, was the recognition of $5.0 million of losses on a contract in Minneapolis. These losses were in addition to the $4.9 million loss on the Minneapolis project in 1995. The losses on the Minneapolis project are principally related to significant changes in the design and scope of the project, which resulted in increased costs and time extensions, as well as certain changes to original estimates of costs. The Company is currently seeking additional revenue from the owner relating to the design and scope changes beyond the original contract. There are no future losses anticipated by the Company relating to its Caribbean operations and the Minneapolis project that have not been previously provided for in the Company's financial statements.

   Work under construction management contracts as a percentage of value of construction completed continued to decline, from 14% in 1996 to 13% in 1997. Construction management contracts normally involve lower risk, and therefore carry lower fees, than other types of contracts. The trend away from less profitable construction management work as well as the ability to negotiate staff recoveries has therefore contributed to the improvement in construction earnings.

   The Company's sureties limit the annual amount of new payment and performance bonds available to the Company. Each year this limit has increased commensurate with the Company's growth in revenues. While the limitation did not restrict the Company's ability to secure new work in 1997, there could be circumstances where the limitation might influence the selection of prospective projects.

Construction Operating and General and Administrative Expenses

   Construction operating expenses, which are costs incurred by the Company's construction operating units and subsidiaries that are not directly attributable and charged to construction contracts, were virtually unchanged in 1997, decreasing 1% to $52.5 million. The Company's operating units and subsidiaries were able to achieve record revenue levels without adding to operating costs. These operating costs include estimating, purchasing, general office support and other costs associated with the local offices of the construction operating units and subsidiaries. As a percentage of construction revenue, construction operating expenses decreased from 1.87% in 1996 to 1.66% in 1997.

  General and administrative expenses, representing corporate overhead expenses, increased 14% to $15.8 million from $13.9 million in 1996. This increase is primarily the result of expenses recognized for stock awards and stock option grants to the Company's Officers and Board of Directors. Included in 1996 were expenses related to management changes, and the write-off of $1.3 million of goodwill associated with two subsidiaries acquired in the mid 1980's that management determined was impaired.

Real Estate

   Losses from real estate operations amounted to $839,000 in 1997 compared to losses of $383,000 in 1996. The Company sold three developed properties, a real estate joint venture interest, two land parcels and a number of condominium units in 1997 as it continues to dispose of properties at essentially their carrying value. In 1996, the Company sold two developed properties and two land parcels, all at their carrying value. Rental and other income and the cost of operations declined by 47% and 42%, respectively, due to the sales of properties in 1997 and 1996.

   Losses from real estate operations for 1997 and 1996 included depreciation and amortization expense of $2.3 million and $3.7
million,  respectively.   Because  these  expenses  are  non-cash  in
nature, the Company realized positive cash flow for each of these years, even after payment of interest on real estate debt.

   As conditions continue to improve in the real estate market, the Company will actively monitor the fair values of the properties and the appropriate timing of disposition, and make adjustments to the recoverable carrying values as necessary. Management believes the timing of future sales may be accelerated given improved market conditions, although a longer period may result for the undeveloped land parcels as land values have generally been slower to recover than developed properties.

Interest Expense and Other Income

   Interest expense decreased 17% to $6.4 million in 1997 from $7.7 million in 1996. This decrease was due primarily to lower debt levels as a result of real estate sales and debt amortization. In 1997, the Company paid down various building mortgages and in December 1997 repaid the $39.5 million 11.74% Senior Notes. Interest expense also decreased as a result of Karl Steiner Holding's election to convert the 8 1/2% convertible debenture into 6,000 shares of Series D 8 1/2% Convertible Preferred Stock.

   Interest expense associated with real estate debt declined by 41% due primarily to debt paydowns from the sale of properties. Interest expense is further discussed in Notes 5 and 15 to the Consolidated Financial Statements.

   Other income in 1997 amounted to $5.0 million compared to $1.8 million in 1996. Increased other income is due to increased interest income attributable to higher investment balances maintained by the Company.

Income Taxes

   The provision for income taxes resulted in an effective tax rate of 45% in 1997. The difference between this rate and the 34% statutory rate is primarily attributable to state and local taxes. In 1996, the Company had a substantial provision for income taxes even though it had a loss before income taxes. This was primarily attributable to state income and other taxes and the non-deductibility of certain operating costs, primarily the write-off of goodwill.

   The Company has recorded $9.9 million of deferred tax assets that resulted principally from net operating loss carryforwards and deductible temporary differences related to real estate properties. Management believes that no valuation allowance is required for these assets due to the future reversals of existing taxable temporary differences primarily related to the Company's employee benefit plans.

Fourth Quarter 1997 Compared to Third Quarter 1997

   Results for the fourth quarter of 1997 produced net income of $795,000 compared to net income of $2.2 million for the third quarter. After taking into account dividends on preferred shares, the Company reported basic earnings of $0.04 per common share in the fourth quarter of 1997. In the third quarter of 1997, the Company reported basic earnings of $0.32 per share. The fourth quarter includes the impact of a $2.9 million extraordinary loss ($0.55 per share) on the early extinguishment of debt, net of tax. Construction revenue was $970.6 million for the fourth quarter compared to $987.5 million in the third quarter, and earnings from construction contracts were $27.9 million and $21.4 million for the same periods, respectively.

   Fourth quarter operating and general and administrative expenses amounted to $21.5 million compared to $17 million in the third quarter. The increase was primarily attributable to the new incentive compensation plan (Note 7).

   Interest expense decreased $199,000 in the fourth quarter due primarily to the sale of a real estate property with associated debt and the prepayment of the Company's Senior Notes. Other income increased $493,000 in the fourth quarter due primarily to higher investment balances maintained in the fourth quarter.

Results of Operations 1996 vs. 1995

   The Company reported a net loss of $1.7 million in 1996 compared to net income of $1.3 million in 1995. After taking into consideration the payment of dividends to preferred shareholders, the Company reported a basic loss of $0.67 per common share in 1996 compared to a basic loss of $0.11 per common share in 1995.

   The results reported in 1996 included the impact of losses relating to a major project in Minneapolis, and losses incurred by the Company's Caribbean operations. The 1995 results also included a loss on the Minneapolis project, and the write-down of a long outstanding account receivable associated with an overseas project. The write-down was the result of a ruling against the Company in February 1996 in its effort to collect this receivable.

   Construction operating and general and administrative expenses increased 17% to $66.8 million in 1996 compared to $57.3 million in 1995. This increase was due primarily to increased construction activity, expenses associated with management changes made during the second half of 1996, and a write-off of goodwill.

   Real estate operations produced a $383,000 loss in 1996 compared to losses of $227,000 in 1995. The Company sold two developed properties and two land parcels in 1996 as it continued to dispose of properties at essentially their carrying value. In 1995, the Company sold one developed property with an adjacent land parcel and a number of condominium units, all at their carrying value. Rental and other income and the cost of operations declined by 12% and 14%, respectively, due to the sales of properties in 1996 and 1995.

   Interest expense decreased 17% to $7.7 million in 1996 from $9.3 million in 1995. This decrease was due primarily to lower debt levels in 1996. Interest expense associated with real estate debt declined by 29% due primarily to debt paydowns from the sale of properties.

   Other income in 1996 amounted to $1.8 million compared to $1.5 million in 1995. This increase was primarily due to increased interest income attributable to higher investment balances maintained by the Company.

Financial Condition

   At December 31, 1997, the Company had cash and marketable securities of $172.1 million, compared with $122 million at the end of 1996.

   Cash provided by operating activities amounted to $92.8 million and is a reflection of the increase in construction activity and the continued shift away from construction management contracts. The cash generated from operations was sufficient to satisfy the Company's cash requirements during the year.

   Cash used in investing activities amounted to $235,000 and was due primarily to the purchases of marketable securities and property and equipment. These purchases were partially offset from cash provided by sales of real estate.

   Cash used in financing activities amounted to $61.3 million and is primarily attributable to debt paydowns. In December 1997, the Company repaid the $39.5 million 11.74% Senior Notes. In addition, funds provided by the sale of real estate properties were used to pay down associated debt. The Senior Notes and real estate debt are further discussed in Note 5 to the Consolidated Financial Statements.

  Management believes the Company's current cash position, in addition to cash flows from construction activities, its $41 million revolving credit facility and amounts available from overnight credit facilities, will be sufficient to support the Company's short term and foreseeable long term activities. Debt maturing in 1998 will be paid from funds generated from operations.

Inflation

  Inflation and changing prices during the current fiscal year did not significantly affect the major markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

Accounting Pronouncements

   The Financial Accounting Standards Board has issued Statement No. 130 "Reporting Comprehensive Income," Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" and Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," all of which the Company will adopt in 1998 and require restatement of prior periods presented.

  Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income generally includes net income as reported by the Company adjusted for unrealized gains and losses on marketable securities that are "available for sale," which are currently reported in the stockholders' equity section of the balance sheet.

   Statement No. 131 requires that the Company report financial and descriptive information about its reportable operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. Under this Statement, operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise's chief operational decision-maker in deciding how to allocate resources and in assessing performance. While the Company continues to evaluate the adoption of the new standard, it is likely that its currently reported business segments of Construction, Real Estate and General Corporate will be maintained.

   Statement No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The Statement does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures.

   In July 1996, the Emerging Issues Task Force reached a consensus on Issue 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the year 2000 be expensed as incurred. Management has evaluated the impact of Year 2000 issues on the Company's business and operations. The Company believes, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the year 2000 will not have a material effect on the Company's results of operations or financial position.

Item 8    Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                          Page No.
Financial Statements:

  Report of Independent Public Accountants                  11
  Consolidated Balance Sheets - as of December 31,
    1997 and 1996                                           12
  Consolidated Statements of Operations - for the
    years ended December 31, 1997, 1996 and 1995            13
  Consolidated Statements of Stockholders'Equity-
    for the years ended December 31, 1997,
    1996 and 1995                                           14
  Consolidated Statements of Cash Flows-for the
    years ended December 31, 1997, 1996 and 1995            15
  Notes to Consolidated Financial Statements             16-30
  Responsibilities for Financial Reporting                  31

Report of Independent Public Accountants

To the Stockholders and Board of Directors of The Turner Corporation:

   We have audited the accompanying consolidated balance sheets of The Turner Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Turner Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                         Arthur Andersen LLP



New York, New York
February 20, 1998





The Turner Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

As of December 31,                                1997          1996

Assets

Cash and cash equivalents                     $153,241      $121,981
Marketable securities                           18,902             -
Construction receivables: (Note 2)
 Due on contracts                              334,802       306,109
 Retainage                                     180,329       147,640
 Unbilled construction costs and related
  earnings                                     139,969       142,654
Real estate (Note 3)                            44,378        69,760
Property and equipment, net (Note 4)            23,241        23,225
Prepaid pension cost  (Note 9)                  62,854        63,471
Other assets                                    14,971        19,756
Total assets                                  $972,687      $894,596

Liabilities

Construction accounts payable and
  accrued expenses:
 Trade                                        $469,734      $410,304
 Retainage                                     189,480       165,049
 Billings in excess of construction costs
  and related earnings                         105,021        84,367
Notes payable and convertible debenture
  (Note 5)                                      21,719        81,805
Deferred income taxes (Note 6)                  14,615        11,526
Other liabilities                               95,982        81,415
Total liabilities                              896,551       834,466

Commitments and contingencies (Note 12)

Stockholders' Equity (Note 11)

Preferred stock, $1 par value (2,000,000
 shares authorized):
 Series C 8.5% cumulative convertible
  (9,000 shares issued and outstanding;
  $9,000 liquidation preference)                     9            9
 Series D 8.5% cumulative convertible
  (6,000 shares issued and outstanding;
  $6,000 liquidation preference)                     6            -
 Series B cumulative convertible (850,000
  shares issued;844,966 and 847,925
  outstanding)                                     845          848
Common stock, $1 par value
 (20,000,000 shares authorized; 5,440,738
  and 5,290,861 issued)                          5,441        5,291
Paid in capital                                 50,250       38,388
Retained earnings                               26,436       22,580
                                                82,987       67,116
Less:Loan to Employee Stock Ownership
 Plan (Note 10)                                 (4,349)      (6,595)
 Treasury stock, at cost (138,509 and
  45,549 common shares)                         (2,502)        (391)
Total stockholders' equity                      76,136       60,130
Total liabilities and stockholders' equity    $972,687     $894,596

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


The Turner Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share amounts)

For the years ended December 31,            1997         1996          1995

Value of construction completed
  (see below)                         $3,639,754   $3,317,774    $3,281,495

Revenue from construction contracts   $3,170,744   $2,838,052    $2,727,001
Cost of construction contracts         3,084,236    2,765,901     2,658,462
Earnings from construction contracts      86,508       72,151        68,539
Construction operating expenses           52,500       52,962        45,699
General and administrative expenses       15,823       13,885        11,555
Income from construction operations       18,185        5,304        11,285
Losses from real estate operations
 (see below)                                (839)        (383)         (227)
Interest expense (Note 15)                (6,406)      (7,735)       (9,267)
Other income, net  (Note 13)               5,046        1,782         1,470
Income (loss) before income taxes         15,986       (1,032)        3,261
Income tax provision: (Note 6)
  Current                                  4,105          658         1,025
  Deferred                                 3,089            5           962
Total income tax provision                 7,194          663         1,987
Income (loss) before extraordinary loss    8,792       (1,695)        1,274
Extraordinary loss on early
 extinguishment of debt, net of tax
 (Note 5)                                 (2,899)           -             -
Net income (loss)                      $   5,893      $(1,695)     $  1,274

Basic earnings (loss) per common share:
  Income (loss) before extraordinary
   loss (Note 14)                      $    1.28      $ (0.67)     $  (0.11)
  Extraordinary loss                       (0.55)           -             -
  Net income (loss)                    $    0.73      $ (0.67)     $  (0.11)
Diluted earnings (loss) per common
 share:
  Income (loss) before extraordinary
   loss (Note 14)                      $    1.03           (a)          (a)
  Extraordinary loss                       (0.44)           -            -
  Net income (loss)                    $    0.59           (a)          (a)

Weighted average common shares
 outstanding                           5,286,493     5,238,681    5,193,792
Weighted average common and common
 equivalent shares outstanding         6,579,143           (a)          (a)

Value of construction completed
 consists of the following:
Revenue from construction contracts   $3,170,744    $2,838,052   $2,727,001
Construction costs incurred by
 owners in connection with work
 under construction management
 and similar contracts                   469,010       479,722      554,494
Value of construction completed       $3,639,754    $3,317,774   $3,281,495

Real estate operations consist of
 the following:
Real estate sales                     $   23,567    $   19,454   $    9,007
Cost of sales                            (23,567)      (19,439)      (8,725)
Rental and other income                    4,137         7,834        8,886
Cost of operations                        (2,705)       (4,498)      (5,455)
Depreciation and amortization expense     (2,271)       (3,734)      (3,940)
Losses from real estate operations    $     (839)   $     (383)  $     (227)


(a) Antidilutive
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

The Turner Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

For the years ended December 31,     1997              1996            1995
                                Shares   Amount   Shares  Amount  Shares  Amount
Convertible preferred stock,
 Series C
Balance at beginning and end
 of year                         9,000   $    9    9,000 $     9  9,000   $    9
Convertible preferred stock,
 Series D
Balance at beginning of year         -        -        -       -      -        -
Preferred stock issued           6,000        6        -       -      -        -
Balance at end of year           6,000        6        -       -      -        -
Convertible preferred stock,
 Series B
Balance at beginning of year   847,925      848  848,560     849 848,956     849
Preferred stock retired         (2,959)      (3)    (635)     (1)   (396)      -
Balance at end of year         844,966      845  847,925     848 848,560     849
Common stock
Balance at beginning of year 5,290,861    5,291 5,270,040  5,270 5,199,941 5,200
Common stock issued            149,877      150    20,821     21    70,099    70
Balance at end of year       5,440,738    5,441 5,290,861  5,291 5,270,040 5,270
Paid in capital
Balance at beginning of year             38,388           38,305          37,778
Excess of proceeds over par
 value of common stock
 issued                                   1,335              151             527
Issuance of stock awards
 and stock options                        4,327                -               -
Tax benefits from stock
 options exercised                          309                -               -
Conversion of debenture
 to Series D preferred
 stock                                    5,994                -               -
Retirement of shares                        (96)               -               -
Cost of treasury stock
 issued in excess of
 proceeds                                    (7)             (68)              -
Balance at end of year                   50,250           38,388          38,305
Net unrealized loss on
 marketable securities
Balance at beginning of year                  -              (58)          (276)
Change in unrealized loss
 for the year                                 -               58            218
Balance at end of year                        -                -            (58)
Retained earnings
Balance at beginning of year             22,580           26,102         26,656
Net income (loss) for the year            5,893           (1,695)         1,274
Cash dividends on Series C
 preferred stock, $85.00 per share         (765)            (765)          (765)
Cash dividends on Series D
 preferred stock, $35.42 per share         (212)               -              -
Cash dividends on Series B
 preferred stock,$2.16 per share         (1,827)          (1,832)        (1,833)
Tax benefits on Series B
 preferred stock dividends                  767              770            770
Balance at end of year                   26,436           22,580         26,102
Loan to Employee Stock Ownership
 Plan (ESOP)
Balance at beginning of year             (6,595)          (8,673)       (10,468)
Repayment from loan to ESOP               2,246            2,078          1,795
Balance at end of year                   (4,349)          (6,595)        (8,673)
Treasury stock
Balance at beginning of year     45,549    (391) 51,090     (508) 53,489   (532)
Purchases of treasury stock      97,079  (2,170)      -        -   3,000    (26)
Treasury stock issued            (4,119)     59  (5,541)     117  (5,399)    50
Balance at end of year          138,509  (2,502) 45,549     (391) 51,090   (508)
Total stockholders' equity              $76,136          $60,130         61,296

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

The Turner Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

For the years ended December 31,                    1997      1996     1995

Cash flows from operating activities:
 Net income (loss)                             $   5,893  $ (1,695) $ 1,274
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization                   10,708    12,685   11,526
  Net periodic pension charge (credit)               617    (1,227)    (685)
  Stock-based compensation charge                  4,379         -        -
  Extraordinary loss on early
    extinguishment of debt                         4,392         -        -
  Provision for deferred income taxes              3,089         5      962
  Gain on real estate sales                            -       (15)    (282)
  Write-off of goodwill                                -     1,290        -
  Changes in operating assets and liabilities:
   Increase in construction receivables          (58,697)  (67,087) (92,086)
   Increase in construction accounts payable
    and accrued expenses                         104,515    85,350  102,497
   Decrease in restructuring reserve                   -         -     (897)
   Decrease in other assets                        2,477     3,848    6,729
   Increase in other liabilities                  15,428       146   11,094
 Net cash provided by operating activities        92,801    33,300   40,132
Cash flows from investing activities:
 Purchases of marketable securities              (18,902)     (257)    (267)
 Proceeds from sale of marketable securities           -     5,025        -
 Distributions from joint ventures                   590     1,215    5,628
 Purchases of property and equipment              (6,117)   (7,371)  (4,556)
 Proceeds from sale of property and equipment        502       290      469
 Proceeds from sale of real estate, net           22,942    18,509    8,581
 Increase in real estate                            (431)   (2,143)  (2,064)
 Repayments on notes receivable                    1,181     1,295    3,807
 Net cash provided by (used in) investing
  activities                                        (235)   16,563   11,598
Cash flows from financing activities:
 Common stock issued                               1,485       172      597
 Cash dividends to preferred stockholders         (2,804)   (2,597)  (2,598)
 Repayments from loan to ESOP                      2,246     2,078    1,795
 Principal payments under capital
   lease obligations                              (2,160)   (3,016)  (2,689)
 Proceeds from borrowings                              -     5,507   24,001
 Payments on borrowings                          (54,002)  (18,044) (41,141)
 Premium on early extinguishment of debt          (3,901)        -        -
 Proceeds from issuance of treasury stock              -        49       50
 Purchases of treasury stock                      (2,170)        -      (26)
 Net cash used in financing activities           (61,306)  (15,851) (20,011)
  Net increase in cash and cash equivalents       31,260    34,012   31,719
  Cash and cash equivalents at beginning
   of year                                       121,981    87,969   56,250
  Cash and cash equivalents at end of year      $153,241  $121,981  $87,969

 Noncash investing activities:
  Change in unrealized loss on marketable
    securities                                  $      -  $    58   $   218
 Noncash financing activities:
  Capital lease obligations incurred by
    the Company                                    2,076    2,568     7,740
  Conversion of debenture to Series D
    convertible preferred stock                    6,000        -         -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


The Turner Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share amounts)

    The Turner Corporation and Subsidiaries (the Company) is a multinational construction contractor, which also has limited real estate operations in the United States. The Company is predominantly engaged in general building construction and construction management throughout the United States. The construction operations primarily relate to the construction of commercial, multifamily residential, manufacturing, research and development, healthcare, amusement, education, justice and other building structures. Construction contracts include fixed price contracts, cost-plus fixed fee contracts and variations of these types of contracts, including cost-plus guaranteed maximum price contracts. The Company also performs interior construction work and construction consulting services. Specialty trade contractors are used extensively by the Company as subcontractors in the performance of its construction contracts.

1.     Summary of Significant Accounting Policies

Principles of Consolidation
 The consolidated financial statements include the accounts of the Company and its proportionate interest in the accounts of construction affiliates and construction joint ventures. The Company also has investments in real estate joint ventures, which are accounted for under the cost method. All significant intercompany transactions and balances are eliminated. Certain prior year balances have been reclassified in the consolidated financial statements in order to provide a presentation consistent with the current year.

Use of Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing the Company's financial statements are reasonable and prudent, however, actual results could differ from those estimates.

Construction Operations
  The Company determines construction earnings under the percentage of  completion  method.  Under this method, the Company recognizes  as earnings that portion of the total earnings anticipated from a contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract. As the Company's construction contracts generally extend over more than one year, revisions in costs and earnings estimates during the course of the work are reflected in the year in which the facts which require the revision become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that such estimates will be revised over the next year. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Claims are included in earnings from construction contracts at an amount based on the related contract costs when realization is probable and the amount can be reliably estimated.

    The Company continuously reviews estimated earnings from construction contracts and makes necessary adjustments based on current evaluations of the indicated outcome. In 1997, 1996 and 1995, the Company wrote down certain construction receivables and claims deemed unrecoverable.

   Cost of construction contracts includes all direct material, labor and subcontracting costs, and those indirect costs related to contract performance that are identifiable with or allocable to the contracts. Construction operating expenses are costs incurred by the Company's construction operating units and subsidiaries that are not directly attributable to construction contracts, such as estimating, purchasing, general office support and other related costs, and are expensed as incurred.

   Under certain contracts, owners of buildings make payments directly to suppliers and subcontractors for all or for portions of work covered by the contract. The Company considers such costs in determining contract percentage of completion and reports such amounts in the value of construction completed.

Real Estate Operations
   Fixed minimum rental income is generally recognized on a straight-line basis over the life of the lease. Additional rents provided under operating leases with tenants are recognized when earned and the amounts can be reasonably estimated.

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

Depreciation and Amortization
   The  Company calculates depreciation on property and equipment, and on real estate primarily on the straight-line method. Estimated useful lives are as follows: buildings and improvements, 20-40 years; office machines and furniture, 5-10 years; and equipment, 3-10 years. Leasehold improvements (the Company as lessee) to property used in Company operations are amortized on a straight-line basis over the lease terms. Tenant improvements (the Company as lessor) on real estate properties are amortized on a straight-line basis over the term of the lease. Maintenance and repairs are expensed currently, while expenditures for betterments are capitalized.

Cash and Cash Equivalents
   The Company considers all investments purchased with maturities of 90 days or less to be cash equivalents.

   The Company's other liabilities include approximately $57,600 and $48,800 net payable to banks for checks drawn but not cleared as of December 31, 1997 and 1996, respectively.

Marketable Securities
   Marketable securities which consist primarily of commercial paper and corporate notes maturing in one year or less are classified as available-for-sale and reported at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders' equity. The cost basis of securities is determined on a specific identification basis in calculating gains and losses.

Long-Lived Assets
   In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, given that the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount should be written down to fair value. In addition, SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The effect of the adoption of this standard was not material to the financial statements.

Income Taxes
   Deferred income tax assets or liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period.

   The Company does not provide for U.S. Federal income taxes on undistributed earnings of foreign subsidiaries since it is the Company's intention to permanently reinvest those earnings outside the United States.

Earnings Per Common Share
   In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for prior periods have been restated to conform to the new requirements.

   Basic earnings per common share are based on net income less preferred stock dividends (net of tax benefits relating to Series B preferred stock) divided by the weighted average number of common shares outstanding. Diluted earnings per common share are adjusted to reflect the assumed conversion of convertible preferred stock and the convertible debenture, and the elimination of the preferred stock dividends and interest expense on the convertible debenture, net of applicable income taxes, if such conversions are dilutive.

Stock-Based Compensation
    The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock.

Comprehensive Income
   In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income generally includes net income as reported by the Company adjusted for unrealized gains and losses on marketable securities that are
"available for sale," which are currently reported in the stockholders' equity section of the balance sheet. The statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the standard at the beginning of 1998, and will restate prior periods presented.

2. Construction Receivables

   Construction receivables include $180,329 of retainage at December 31, 1997, of which approximately 91% is anticipated to be collected by December 31, 1998. Construction receivables include estimated net claims. Claims made by the Company involve negotiations and in some cases litigation. The Company believes that it has established legal bases for pursuing recovery of recorded claims and it is management's intention to pursue these claims and litigate, if necessary, until a decision or settlement is reached. Claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims could be made within the next year. The settlement of the claims depends on individual circumstances, accordingly, the timing of the collection will vary and may extend beyond one year. Those claims, primarily due to owner-caused delays, incomplete specifications or similar reasons, amounted to $6,900 and $9,400 at December 31, 1997 and 1996, respectively.

3. Real Estate

   The Company owns a portfolio of real estate, either directly or through joint venture interests, that includes an air cargo distribution facility, commercial office properties, and undeveloped land. The properties are located in the Southeast, Mid-Atlantic and Midwest regions. The carrying amounts of the Company's interests in developed properties were $20,767 and $41,129 and in undeveloped land parcels were $23,611 and $28,631 at December 31, 1997 and 1996, respectively. Accumulated depreciation at December 31, 1997 and 1996 was $23,393 and $28,195, respectively.

   The Company's most significant real estate asset is the air cargo distribution facility located in Columbus, Ohio, with a carrying amount of $17,462 at December 31, 1997, which is under a long term lease to a credit tenant until 2010. With recent improvements in the real estate markets, the Company has been able to sell certain developed and undeveloped properties at essentially their carrying amount. The remaining properties will be held until such time that they can be sold for prices which the Company believes reflects reasonable values. Management anticipates a longer holding period may result for its undeveloped land parcels as land values have generally been slower to recover than developed properties. The Company actively monitors market conditions and evaluates economic and market factors to estimate the fair values of the properties and the appropriate timing of disposition, both of which may change with changes in economic and market conditions.

4.     Property and Equipment

   Property and equipment as of December 31, 1997 and 1996 consisted of the following:

                                               1997       1996

          Buildings and improvements        $14,526     14,804
          Office machines and furniture      26,921     25,856
          Equipment                          22,225     22,173
          Total                              63,672     62,833
          Less: accumulated depreciation
             and amortization               (40,431)   (39,608)
          Net                               $23,241     23,225

5.     Notes Payable and Convertible Debenture

  Notes payable and convertible debenture as of December 31, 1997 and 1996 consisted of the following:

                                               1997       1996

          Revenue bonds                     $12,100    $12,800
          Employee Stock Ownership Plan       5,100      7,300
          Senior Notes                            -     39,500
          Building mortgages                      -     10,336
          Convertible debenture                   -      6,000
          Other                               4,519      5,869
          Total                             $21,719    $81,805

Revenue Bonds
      Adjustable rate revenue refunding bonds collateralized by properties at the air industrial park mature in varying installments through 2010. The bonds bear interest at a weekly variable rate. The weighted average interest rate for 1997 and 1996 was approximately
3.72 and 3.53%, respectively. The bonds are supported by a letter of credit for which the Company pays 1.25% per annum.

Employee Stock Ownership Plan (ESOP)
     This loan was used to fund the Company's loan to the ESOP and matures in July 1999. Interest is payable at a variable rate equal to 83% of the prime rate or a percentage of LIBOR, at the Company's option. The loan is collateralized by first mortgages on certain real estate properties and letters of credit. The loan allows for collateral substitution and upon disposition of such properties may require additional collateral to maintain loan-to-value relationships.
The   weighted  average  interest  rate  for  1997 and   1996   was
approximately 6.09% and 5.99%, respectively. The loan agreement contains various financial covenants, including the maintenance of a minimum amount of stockholders' equity and debt coverage ratio. At December 31, 1997, the minimum stockholders' equity required was $54,945 and increases by the sum of 50% of the consolidated net income and the aggregate net proceeds received by the Company from the issuance of equity securities for each subsequent fiscal year.

Senior Notes
 In December 1994, the Company sold $39,500 of Senior Notes in a private placement to institutional investors, including the Company's pension plan (Note 9). The Notes carried interest at a fixed rate of 11.74% with an original scheduled maturity of even principal amounts on the third through seventh anniversary dates of the Notes. The Note Purchase Agreement contains various financial covenants, the most restrictive of which is a fixed-charge coverage requirement. On December 22, 1997, the Company exercised its option to prepay the remaining balance of $31,500. Under the note agreement, the Company was required to pay a make-whole premium upon any debt prepayment, which is reflected as an extraordinary loss of $2,899, net of tax.

Building Mortgages
    The variable rate mortgage carried interest at prime plus 0.5% and was retired upon the sale of the underlying property in August 1997 and matures in varying installments through 2000. In connection with another variable rate building mortgage which carried interest at LIBOR plus 2.25%, the Company entered into an interest rate swap agreement with a bank in 1994 for a notional amount equal to the underlying mortgage. The swap agreement had provided a fixed interest rate of 6.96%. The underlying property and interest rate swap were sold in October 1996. The weighted average interest rate for 1997 and 1996 on the variable rate mortgages was approximately 8.64% and 8.80%, respectively. A fixed rate mortgage, which carried interest of 7% was retired in December 1997. A fixed rate mortgage of $4,473, which carried interest of 7.375% was retired upon the sale of the underlying property in September 1997.

Convertible Debenture
  The $6,000 8.5% convertible debenture was scheduled to
mature in July 1997.  In June 1997, the holder exercised its option to convert the full debenture principal balance into 6,000 shares Series D 8.5% convertible preferred stock of the Company. The Series D stock is ultimately convertible into 600,000 shares of the Company's common stock and carries terms similar to the Series C stock of the Company, except as to the election of directors (Note 11).

Other
     The Company maintains overnight credit facilities with various banks at varying rates. The Company had available $10,000, none of which was drawn down at December 31, 1997 and December 31, 1996. The facilities are subject to periodic renewal from the banks and certain facilities carry annual commitment fees ranging from 0.375% to
0.5%.    During  1996,  the  weighted  average  interest   rate   was
8.80%. The Company did not use any of these facilities during 1997.

   The Company leases certain computer equipment and vehicles under agreements which are classified as capital leases and bear a weighted average implicit interest rate of 6.69%. The leases have original terms ranging from three to five years and payments under the leases are due in varying installments through 2001. At December 31, 1997
and   1996,   obligations  under  capital  lease  arrangements   were
$4,519 and $4,603, respectively.

Revolving Credit Facility
   In June 1996, the Company amended its unsecured revolving credit facility to provide for borrowings up to $41,250, the proceeds of which can be used for general corporate purposes. Up to $10 million
of  the  facility  may  be used for letters of credit.   The  facility
matures  in June 2000, with the option to extend an additional year up to June 2001. The Company did not use the facility at any time in 1997 and 1996. The current facility permits the Company to choose between various interest rate options. The Company pays a commitment fee at an
annual  rate  of 0.5% on the unused portion of the  facility.   The
facility contains various financial covenants, the most restrictive of which is a fixed-charge coverage.

Aggregate maturities of notes due are as follows:

      1998         1999      2000        2001       2002     Thereafter

    $4,949       $4,928    $1,830      $1,212     $1,000         $7,800

  The Company was in compliance with all financial covenants under its various credit facilities as of December 31, 1997.

  Interest cost approximates amounts paid for the years ended December 31, 1997, 1996 and 1995.

   At December 31, 1997, the carrying value of the real estate that was pledged as collateral for notes payable was $26,253.

6. Income Taxes

  The components of the income tax provision are as follows:

                                    1997         1996         1995
          Current:
            Federal               $2,889      $   139       $  131
            Foreign                    -            -          300
            State & Local          1,216          519          594
                                   4,105          658        1,025
          Deferred:
            Federal                3,089            5          962
          Total                   $7,194      $   663       $1,987

   The current Federal provision for the years ended December 31, 1997 and 1996 reflect the benefit of the utilization of net operating loss carryforwards of approximately $10,600 and $3,000, respectively.
The extraordinary loss on early extinguishment of debt in 1997 is reported net of the related tax benefit of $1,493.

   Deferred income taxes result from temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities. The source of these differences and tax effect of each at December 31, 1997 and 1996 are as follows:
                                   Deferred Income Tax
                                    Liability (Asset)

                                    1997        1996

  Employee benefit plans         $20,614     $23,425
  Depreciation                     3,922       4,141
  Real estate properties          (2,592)     (2,362)
  Federal net operating loss
   benefits                       (2,165)     (6,489)
  Foreign net operating loss
   benefits                       (2,482)     (2,482)
  Alternative minimum tax
   credit carryforward                 -      (2,451)
  Jobs credit carryforward          (202)        (75)
  Deferred compensation plan        (646)       (470)
  Contributions carryover         (1,445)     (1,525)
  Other                             (389)       (186)
                                 $14,615     $11,526

The Company has recorded $9,921 of deferred tax assets having resulted principally from net operating loss carryforwards and deductible temporary differences related to real estate properties. Management believes that no valuation allowance is required for these assets due to the future reversals of existing taxable temporary differences primarily related to the Company's employee benefit plans.

   A comparison of the Federal statutory rate with the company's effective tax rate is as follows:

                                      1997      1996      1995

 Statutory Federal income
  tax rate (benefit)                  34.0%   (34.0)%     34.0%
 State and local taxes,
  net of Federal benefit               7.6%.   33.2       12.0
 Effective foreign tax rate              -        -        6.1
 Goodwill amortization and write-off   0.6%    51.9%       1.8
 Other                                 2.8%    13.1        7.1
 Effective tax rate (benefit)         45.0%    64.2%      61.0%

   Income taxes refunded were $661, $498 and $507 for 1997, 1996, and 1995, respectively.

   For Federal income tax purposes, the Company has available at December 31, 1997 a net operating loss carryforward of $6,368 which  is  available to offset future taxable income  and  expires  in
2009.   The  Company also has available a foreign  net  operating
loss carryforward of $6,368 which expires in 2001.

   There was no unrecognized deferred tax liability related to cumulative undistributed earnings of foreign subsidiaries which were permanently reinvested at December 31, 1997.

7.   Incentive Compensation Plans

   The  Company  sponsors  the Executive Incentive  Compensation  Plan
(EICP) which authorizes payments of awards to executive officers and other designated employees of the Company in the form of cash and common stock of the Company. The award may be deferred in part at the election of the recipient. The committee that administers the plan determines the particular recipients who are to receive awards and the amounts of their respective awards. The amounts charged to expense in
1997,   1996   and  1995  aggregated  $362,  $23   and   $3,
respectively. The Company ceased granting awards under the EICP in 1997.

  In 1997, the Company adopted a new Incentive Compensation Plan (ICP) which authorizes payments of awards to executive officers and other designated employees of the Company in the form of cash. The award may be deferred in part at the election of the recipient. The committee that administers the plan determines the particular recipients who are to receive awards and the amounts of their respective awards. The amount charged to expense in 1997 was $4,621.

8.   Stock-Based Compensation Plans

  The Company has an incentive stock option plan adopted in 1992 and a non-qualified stock option plan adopted in 1997. These plans provide for the granting of options to officers, directors and designated employees of the Company to purchase shares of common stock of the Company. The 1992 Plan provides for the options to be granted at a price not less than the market price of the common stock on the date of grant, while the 1997 Plan provides for the options to be granted at a price that is not less than 85% of the average market price of the stock for the twenty trading days prior to the date of grant. In addition, the incentive stock option plans adopted in 1981 and 1986 have been terminated and no new options can be granted under these plans, although unexercised options remain outstanding.

   The Company may grant options for up to 400,000 and 500,000 shares of common stock for the incentive stock option plan and the non-qualified stock option plan, respectively. Options granted vest from one to three years. Options are exercisable in whole or in part from one to ten years from the date of the grant at the discretion of the stock option committee.

   In 1997, a total of 227,000 stock awards of the Company's common stock were granted to the Chairman and to certain directors. The stock awards, which were fully vested at the date of grant, had a weighted average fair value of $16.25 at the date of grant and are subject to certain contractual restrictions. The awards to directors were granted in lieu of vested retirement benefits and will be distributed to directors following the later of their seventieth birthday or their ceasing to be a director. The award granted to the Chairman will be distributed in March 1998. In conjunction with these distributions the Company may withhold shares to satisfy tax withholding requirements.

  The Company accounts for these plans using the intrinsic value based method, under which compensation cost is recognized on the date of grant to the extent the exercise price is less than the market price of the underlying stock at the date of grant. In 1997, compensation costs of $4,379 were recognized related to the stock awards and stock options granted during the year. The Company has decided not to account for stock-based compensation awards using the fair value based method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation," under which compensation cost would be measured at the grant date based on the fair value of the awards and recognized over the vesting period. If the fair value based method had been used, the Company would have recognized lower compensation costs, net of tax, of $38 in 1997 and additional compensation costs, net of tax, of $123 and $113 in 1996 and 1995, respectively. As a result, basic earnings per common share would have been $0.01 higher in 1997 and $0.02 lower in 1996 and 1995. Diluted earnings per common share would not have changed in 1997, but would have been $0.02 lower in 1996 and 1995. Since the fair value based method has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

   The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0.0%, 2.5% and 2.5%; expected volatility of 33%, 30% and 30%; risk-free interest rates of 6.52%, 6.06% and 7.90% for stock options granted to officers and designated employees and 6.13%, 6.50% and 5.96% for options granted to non-employee directors; and expected lives of five years for all plans.

   A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years then ended is presented in the table below:

                               1997          1996                 1995
                               Wtd. Avg.     Wtd. Avg.          Wtd. Avg.
                                Exercise      Exercise          Exercise
                            Amount   Price  Amount  Price   Amount   Price
Outstanding at January 1   710,068  $11.62 751,598 $12.46  744,428  $13.26
Granted at market price    153,000   16.14  93,250   9.03   69,300    8.18
Granted below market
 price                     219,776   11.09       -      -        -       -
Exercised                 (144,310)   9.91 (14,900)  8.00   (9,000)   8.06
Canceled                   (81,525)  15.09(119,880) 15.32  (53,130)  18.82
Outstanding at
 December 31               857,009   12.24 710,068  11.62  751,598   12.46
Exercisable at
 December 31               509,358   11.60 632,118  11.97  745,453   12.48
Weighted average fair
 value of options granted
 at market price             $6.42           $2.63           $2.57
Weighted average fair
 value of options granted
 below market price          $6.90               -               -

  The following table summarizes information about options outstanding at December 31, 1997:

          Options Outstanding                           Options Exercisable
                Wtd. Avg.
                Remaining    Range of     Wtd. Avg.                  Wtd. Avg.
     Amount   Contractual    Exercise     Exercise        Amount     Exercise
Outstanding   Life (years)      Price        Price   Exercisable        Price

 237,750         6.17       $ 7.75-8.69     $8.23       237,750     $   8.23
 222,151         9.13        9.19-11.09     10.99        18,500         9.86
 236,958         2.95       11.31-15.88     14.65       236,958        14.65
 160,150         8.74       16.13-20.25     16.39        16,150        18.50
 857,009         6.53        7.75-20.25     12.24       509,358        11.60

9.Employee Benefit Plans

Defined Benefit Pension Plan
  The Company has a noncontributory defined benefit pension plan which covers salaried employees who meet minimum age and length of service requirements. In 1991, the Company curtailed its defined benefit pension plan such that benefits do not accrue to plan participants for future years of service under the benefit formula. Benefits earned prior to the curtailment were based on members' years of service and averaged final salary.

  In 1994, the Company amended the defined benefit pension plan to add a cash balance plan feature, to provide benefits to plan participants that were previously provided under a defined contribution retirement plan. Past benefits earned by plan participants prior to curtailment were not changed and benefits earned by participants for future service are provided under a different benefit formula. New participants earn benefits only under the revised formula. The new benefit formula provides for credits into notional individual account balances based upon salary and years of service. Management anticipates that the cash balance plan will result in a reduction of the prepaid pension asset in future years.

  The Company established a health benefits account within the plan to fund a portion of retiree medical costs from the overfunded plan assets. The transfer of assets into the health benefits account is subject to various restrictions and limitations. No assets were transferred in 1997, while $1,200 and $900 were transferred in 1996 and 1995, respectively.

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

   Plan assets consist primarily of pooled equity, debt and short-term investment funds, a pooled real estate equity fund and 775,000 shares of the Company's common stock.

   The table below sets forth the funded status of the defined benefit pension plan and the amounts recognized in the Company's financial statements at December 31, 1997 and 1996 and for the years then ended:

                                                   1997            1996
     Actuarial present value of benefit
     obligations:
       Vested benefits                         $155,577        $129,922
       Accumulated benefit obligation           159,490         133,911
       Projected benefit obligation             159,490         133,911
     Plan assets at fair value                  257,164         207,886

     Plan assets in excess of projected
      benefit obligation                         97,674          73,975
     Unrecognized prior service cost             10,036           7,277
     Unrecognized net gain                      (43,095)        (15,139)
     Remaining unrecognized net asset being
       recognized over 15 years                  (1,761)         (2,642)
     Prepaid pension cost                      $ 62,854         $63,471

     Components of net periodic pension
     charge (credit):
       Service cost                            $  9,662         $ 8,432
       Interest cost on projected benefit
         obligation                              10,624           9,301
       Actual return on plan assets             (58,956)        (29,668)
       Net amortization and deferral             39,287          10,708
     Net periodic pension charge (credit)      $    617         $(1,227)

   The assumptions used in measuring the actuarial value of projected benefit obligations and determining the net periodic pension charge (credit) were:

                                                 1997            1996

     Weighted average discount rate              7.25%           7.50%
     Rate of compensation increase-
       cash balance feature                      4.75%           4.25%
     Weighted average expected long-term
       rate of return on plan assets             9.59%           9.64%

Defined Contribution Pension Plan
   The Company sponsors a Section 401(k) tax deferred savings plan which covers salaried employees who meet minimum age and length of service requirements. Matching contributions are based on employee contributions and are limited to one-half of the first 3% of the employee's compensation. The aggregate amount charged to expense was $1,911, $1,742 and $1,578 in 1997, 1996 and 1995,
respectively.

Postretirement Benefit Plan
   Employees retiring from the Company and eligible for an immediate benefit from the retirement plans (generally age 55 with 15 years of service) are eligible to continue their current medical insurance coverage into retirement. The medical benefits continue to be subject to the deductibles, co-payment provisions and other limitations.
Retirees pay for a portion of the total cost of their medical insurance which is dependent on the individual's total Company service at retirement. The medical plans of the Company are funded on a pay-as-you-go basis.

  The following table sets forth the funded status of the plan and the amounts recognized in the Company's financial statements at December 31, 1997 and 1996 and for the years then ended:

                                               1997            1996
   Actuarial present value of
     accumulated postretirement benefit
     obligation:

       Retirees                            $ 13,362        $ 13,854
       Fully eligible active plan
         participants                         1,887           2,023
       Other active plan participants         6,083           5,724
       Accumulated unfunded postretirement
        benefit obligation                   21,332          21,601
       Remaining unrecognized transition
        obligation being recognized over
        20 years                            (14,856)        (15,847)
       Unrecognized net gain                  2,390           1,363
       Accrued postretirement benefit
        obligation                          $ 8,866         $ 7,117

     Net periodic postretirement benefit
      cost includes the following
      components:

      Service cost                          $   425         $   371
      Interest cost                           1,490           1,546
      Amortization of unrecognized
       transition obligation                    991             991
      Amortization of unrecognized gain         (57)              -
     Net periodic postretirement benefit
       cost                                 $ 2,849         $ 2,908

     Impact of one percent increase in
       healthcare trend rate:

       Aggregate impact on annual service
        cost and interest cost              $   101         $   111
       Increase in accumulated
        postretirement benefit obligation   $ 1,319         $ 1,336

  The accumulated postretirement benefit obligation was computed using an assumed weighted average discount rate of 7.25% in 1997 and 7.5% in 1996. The healthcare cost trend rate was assumed to be 9% in 1997 decreasing by 1% a year to 6% in 2000 and 5.5% in 2001 and beyond.

   Employee benefit plan obligations are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in those assumptions as well as changes in actual experience could cause these estimates to change within the next year.

   In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. The Statement does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The disclosure requirements for this statement are effective for fiscal years beginning after December 15, 1997. The Company will adopt the standard in 1998.

10.  Employee Stock Ownership Plan

  The Company has a leveraged Employee Stock Ownership Plan (ESOP) for salaried employees who meet minimum age and length of service requirements. To fund the ESOP, the Company originally borrowed $18,092. Proceeds of this borrowing were loaned to the ESOP, which purchased 850,000 shares of Series B convertible preferred stock.

  Eligible employees are allocated the Series B stock over the term of the ten-year ESOP loan as the loan is repaid. The allocated shares vest after five years of service. At December 31, 1997, the number of allocated and unallocated shares were 700,343 and 144,623, respectively.

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

   Prior to the retirement of the ESOP debt, employees can only redeem their vested preferred shares upon death or age 70 1/2. Once the debt is retired, shares can be redeemed at retirement, termination or death. The redemption value is established at the end of each year by an independent appraiser. The latest appraised value, dated March 10, 1998, was $29.15 per preferred share. At the Company's option, redemption by an employee may be satisfied by common shares, cash or a combination thereof.

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

   Compensation expense and interest income for the years ended December 31, 1997, 1996 and 1995 were:

                                        1997       1996      1995

          Compensation expense          $726       $632      $589
          Interest income               $352       $464      $622

   The interest income earned by the Company on the ESOP loan offsets the interest expense incurred on the original borrowing, with no impact on the results of operations.

11. Stockholders' Equity

   On July 20, 1992, the Company sold Karl Steiner Holding AG ("Steiner") 9,000 shares of Series C 8.5% convertible preferred stock and 6,000 shares of Series D 8.5% convertible preferred stock for a total of $15,000. On July 22, 1992, the Series D stock was exchanged for an 8.5% convertible debenture due in 1997 in the principal amount of $6,000 (Note 5). On June 30, 1997, the 8.5% debenture was converted into 6,000 shares of Series D 8.5% convertible preferred stock.

   The Series C stock is convertible into 1,000,000 shares of common stock or can be exchanged for 9,000 shares of Series E 8.5% convertible preferred stock (which is substantially identical to the Series C stock, except as to transferability and election of directors). The Series D stock is convertible into 600,000 shares of common stock. The Series C and the Series D stocks have, and the Series E stock will have, a liquidation preference of $1,000 per share and a cumulative dividend preference of $85 per share per year. At their option, the holders of the Series C, Series D and Series E stock will have the right to convert either the full amount or a partial percentage into common stock.

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

   If the price of the Company's common stock is below $7 for at least 20 consecutive trading days (or if the agreement is not extended), Steiner may require the Company either to find a buyer (which may be the Company) for all of Steiner's holdings (or all its holdings except the Series D stock), or to sell Steiner additional common stock equal to Steiner's existing holdings on an as-converted basis, at a price selected by Steiner which is not higher than 115% of the market price of the Company's common stock. The Company will not decide until it knows the terms on which it is to find a buyer for Steiner's holdings or to sell Steiner additional common stock, which of the two options it would elect.

12.  Commitments and Contingencies

   The Company (as lessee) leases office space under operating leases having remaining non-cancelable lease terms in excess of one year. Rental expense for the years ended December 31, 1997, 1996 and 1995 amounted to $9,610, $9,392 and $9,438, respectively. Future minimum rental payments are as follows:

                                                                      <c.
        1998         1999        2000        2001        2002      Thereafter

      $8,290       $7,790      $7,140      $5,645      $4,398         $9,665

   The Company (as lessor) has operating leases with tenants that provide for fixed minimum rent and reimbursement of a portion of
operating  costs.   Additional rents for  reimbursements  included  in
rental income amounted to $69, $247, and $285 for 1997,1996 and 1995, respectively.

   The Company owns an air cargo distribution facility and is the ground lessee on the underlying land located at an air industrial
park.   Rental  income under this lease represented  39%,  21%  and
23% of total rental income for 1997, 1996 and 1995, respectively. Tenant leases on the air cargo distribution facility and the commercial office property have terms of up to fifteen years. Future minimum rental revenue from non-cancelable leases in effect at December 31, 1997 are as follows:

    1998         1999        2000          2001        2002       Thereafter

  $1,838       $1,780      $1,788        $1,788      $1,788        $11,510

   The  Company has jointly and severally guaranteed completion  of  a
$108,600 construction  contract  which  was  entered  into  by   a
subsidiary of Turner Steiner International SA, a foreign corporation, in which the Company has a 50% interest. The Company has also guaranteed $2,750 of a $5,000 letter of credit facility and $275 of a $500 line of credit facility of Turner Steiner International SA.

   The Company has also guaranteed up to $1,476 for a credit facility of a supplier of materials.

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

13.  Other Income, net

  The major components of Other Income, net are as follows:

                                       1997        1996         1995

          Interest and dividend
             income                  $5,108      $2,140       $1,260
          Investment loss                 -        (155)           -
          Other                         (62)       (203)         210
                                      $5,046      $1,782      $1,470

14.  Earnings Per Share

   The following table reconciles the components of basic and diluted earnings per share for "income (loss) before extraordinary loss" for the years ended December 31, 1997, 1996 and 1995.

                                                    1997      1996      1995
Numerator:
 Income (loss) before extraordinary loss          $8,792   $(1,695)   $1,274
 Preferred stock dividends, net of tax benefits   (2,037)   (1,827)   (1,828)
 Basic earnings (loss) per common share -
  income (loss) available to common stockholders
  before extraordinary loss                        6,755    (3,522)     (554)

 Effect of dilutive securities (a):
   Series B preferred stock dividends,
    net of tax benefits                            1,060         -         -
   Series B preferred dividend differential       (1,060)        -         -
                                                       -         -         -

 Diluted earnings (loss) per common share -
  income (loss) available to common
   stockholders before extraordinary loss         $6,755   $(3,522)    $(554)

Denominator:
 Basic earnings per common share -
  Weighted average common shares outstanding   5,286,493 5,238,681  5,193,792

 Effect of dilutive securities (a)
   Stock-based compensation plans                446,930         -          -
   Convertible preferred stock, Series B         845,720         -          -
                                                1,292,650        -          -

 Diluted earnings (loss) per common share-
  weighted average common and common
  equivalent shares outstanding                 6,579,143 5,238,681 5,193,792

Basic earnings (loss) per common share before
 extraordinary loss                                 $1.28    $(0.67)   $(0.11)

Diluted earnings (loss) per common share before
 extraordinary loss.                                $1.03        (a)       (a)

(a)The common stock equivalent shares for the years ended December 31, 1996 and 1995 were: 82,930 and 76,661 for the Stock-based compensation plans; and 847,925 and 848,560 for the Series B convertible preferred stock. The common stock equivalents for these shares were not included in the calculation of diluted earnings (loss) per common share because the effect would be antidilutive.

   The Series C and Series D convertible preferred stock, and the convertible debenture, are not included in the calculation of diluted earnings per common share as the effect of their assumed conversion would be antidilutive.

15.Business Segments

    The Consolidated Statements of Operations provide segment information regarding revenues and operating expenses. Certain other financial data of the Company's business segments (construction and real estate) are presented below:

                                          1997       1996        1995
     Identifiable assets at year end
        Construction                  $727,481    $678,422   $609,718
        Real estate                     46,509      72,606     95,221
        General corporate              198,697     143,568    119,024
                                      $972,687    $894,596   $823,963

     Depreciation and amortization expense:
        Construction                  $  8,078    $  8,525   $  7,228
        Real estate                      2,271       3,734      3,940
        General corporate                  359         426        358
                                      $ 10,708    $ 12,685   $ 11,526

     Interest expense:
        Construction                  $    321    $    393   $    580
        Real estate                      1,263       2,147      3,011
        General corporate                4,822       5,195      5,676
                                      $  6,406    $  7,735   $  9,267

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that the Company report financial and descriptive information about its reportable operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. Under this Statement, operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise's chief operational decision-maker in deciding how to allocate resources and in assessing performance. While the Company continues to evaluate the adoption of the new standard, it is likely that its currently reported business segments of Construction, Real Estate and General Corporate will be maintained. The Statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the standard at the beginning of 1998.

16.  Disclosures about Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents
   The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these amounts.

Marketable Securities
   The fair value of marketable securities is based on quoted market prices for such investments. Marketable securities are reported at fair value.

Construction Receivables and Construction Payables
   The carrying amount of construction receivables and construction payables approximate fair value as these amounts generally are due or payable within the Company's operating cycle.

Notes Payable
  The fair value of notes payable secured by real estate properties is estimated based on discounting the future cash flows at the Company's year-end, risk-adjusted incremental borrowing rate for a similar debt instrument, given the underlying value of the loan collateral.

   The fair value of unsecured notes payable is estimated based on the Company's year-end, risk-adjusted incremental borrowing rate for similar liabilities.

  At December 31, 1997 and 1996, the fair value of notes payable was $21,561 and $76,954, respectively.

Convertible Debenture
   The fair value of the convertible debenture was estimated based on the greater of the Company's year-end, risk-adjusted incremental borrowing rate for a similar debt instrument, or the value of the debt assuming conversion at the year-end stock price, which would reflect the probability of conversion by the debt holder. The holder exercised its option to convert the debenture in June 1997 (Note 5). At December 31, 1996, the fair value was $6,662.

ESOP Loan Receivable
   The fair value of the loan receivable from the ESOP is estimated based on the fair value of the Company's borrowing to fund the ESOP. At December 31, 1997 and 1996, the fair value was $4,942 and $7,059, respectively.

17.  Quarterly Financial Information (unaudited)

1997 Quarter Ended               March 31   June 30   September 30 December 31

Value of construction
 completed                       $792,338  $889,286      $987,532  $970,598
Revenue from construction
 contracts                        700,072   770,276       851,866   848,530
Earnings from construction
 contracts                         18,215    19,003         21,355   27,935
Income before income taxes          2,257     2,937          4,076    6,716
Income before extraordinary loss    1,241     1,615          2,242    3,694
Net income                          1,241     1,615          2,242      795(a)
Basic earnings per common
 share:(b)
 Income before extraordinary loss $  0.15   $  0.22        $  0.32  $  0.59
 Net income                       $  0.15   $  0.22        $  0.32  $  0.04
Diluted earnings per common
 share: (b)
 Income before extraordinary loss $  0.13   $  0.18        $  0.24  $  0.46
 Net income                       $  0.13   $  0.18        $  0.24  $  0.03

1996 Quarter Ended                March 31  June 30    September 30 December 31

Value of construction completed   $733,375  $802,978       $912,133 $869,288
Revenue from construction
 contracts                         593,551   708,141        756,678  779,682
Earnings from construction
 contracts                          17,812    13,199         21,201   19,939
Income (loss) before income taxes    1,974    (2,772)           676     (910)
Net income (loss)                    1,086    (1,525)           375    (1,631)
Basic earnings (loss) per common
  share (b)                       $   0.12   $ (0.38)       $ (0.02)  $ (0.40)
Diluted earnings per common
 share (b)                        $   0.10        (c)            (c)       (c)

(a) The fourth quarter includes an extraordinary loss on early extinguishment of debt of $2,899, net of tax.
(b) The quarterly per share amounts are computed independently of annual amounts.
(c) Antidilutive

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

   The fair presentation of the Company's financial position, results of operations and cash flows are reported on by the independent public accountants, Arthur Andersen LLP (see Report of Independent Public Accountants) for each of the three years in the period ended December 31, 1997. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen LLP during its audit were valid and appropriate.

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

Item 9 Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        None
                                    PART III

Item 10   Directors and Executive Officers of the Registrant

   The information with respect to the directors and nominees for directors which will appear in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1998, is incorporated herein by reference.

Executive Officers of the Registrant

                                                   Served as an Officer in the
Name                      Age  Office              Capacity Indicated Since

Ellis T. Gravette, Jr.    72   Chairman of the     Chairman since 8/9/96.
                               Board,Chief
                               Executive Officer
                               and Director

Harold J. Parmelee        60   President and       President since 5/11/90.
                               Director

David J. Smith            57   Senior Vice         Chief Administrative
                               President and       Officer since 8/22/96.
                               Chief Admin-
                               istrative Officer

Donald G. Sleeman         43   Senior Vice         Senior Vice President
                               President, Chief    and Chief Financial Officer
                               Financial Officer   since 8/22/96;
                               and Chief           Chief Accounting Officer
                               Accounting Officer  since 3/13/97.

Ralph W. Johnson          61   Senior Vice         6/11/93
                               President

Sara J. Gozo              34   Vice President,     Vice President and
                               Secretary and       Secretary since 10/24/94;
                               and General         General Counsel since
                               Counsel             12/20/96.

Anthony C. Breu           50   Senior Vice         1/23/98
                               President

Roger M. Lang             57   Senior Vice        11/14/97
                               President

Robert T. Meyer           55   Vice President      3/13/97

Grant H. Liang            61   Vice President      8/7/97

Each executive officer holds office at the pleasure of the Board of Directors.

   Each of the executive officers listed above is an employee of The Turner Corporation or Turner Construction Company and has been an employee of these companies or other construction subsidiaries in an executive, managerial or engineering capacity for the past five years except for Mr. Gravette, Mr. Smith, Ms. Gozo and Mr. Liang. From 1986 to 1996 Mr. Gravette served as President, Ardath Associates, Inc. From 1983 to 1993, Mr. Smith served as Vice President and Treasurer of Mack Trucks, Inc., a subsidiary of Renault. From 1976 to 1983, Mr. Smith held various executive financial positions within the Renault organization. From 1989 to 1993, Ms. Gozo practiced construction law at Shea & Gould, and until October 1994, at Thelen, Marrin, Johnson & Bridges. From 1989 to 1996, Mr. Liang was the Director of Information Systems at White & Case. From 1969 to 1989, Mr. Liang served as Vice President, Manager, Information and Automation Planning, and held various executive information systems positions within Bowery Savings Bank.

Item 11

Executive Compensation

  The information which will appear under the caption "Remuneration of Executive Officers" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1998, is incorporated herein by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management

   The information under the caption "Election of Directors" in the registrant's definitive proxy statement to be filed with the
Securities and Exchange Commission prior to April 30, 1998 with respect to the ownership by certain beneficial owners and management of the registrant's stock is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions

   The information under the caption "Election of Directors" in the registrant's definitive proxy statement to be filed with the
Securities and Exchange Commission prior to April 30, 1998 with respect to certain relationships and related transactions is incorporated herein by reference.

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and
Reports on Form 8-K

 a)Documents filed as part of this report (including documents incorporated herein by reference):

   1. Financial Statements:
                                                       Page No.
   - Report of Independent Public Accountants            11
   - Consolidated Balance Sheets-as of December
      31, 1997  and 1996                                 12
   - Consolidated Statements of Operations-for
      the years ended December 31, 1997, 1996
      and 1995                                           13
   - Consolidated Statements of Stockholders'
      Equity - for the  years ended December
       31, 1997, 1996 and 1995                           14
   - Consolidated Statements of Cash Flows-for
       the years ended December 31, 1997, 1996
         and 1995                                        15
   - Notes to Consolidated Financial Statements       16-30
   - Responsibilities for Financial Reporting            31

   2.Consent of Independent Public Accountants           38

   Individual financial statements of the registrant and financial statement schedules not included above are omitted since they are either not required or not applicable or the information has been presented in the notes to consolidated financial statements.

   3. Exhibits

Exhibit No. Description

3(a)(i)   Certificate of Incorporation,   Incorporated herein by reference to
          as amended to 7/10/89.          Exhibit 3 to the Registration
                                          Statement on Form S-14 of The Turner
                                          Corporation, No. 2-90235.
3(a)(ii)  Amendment dated 5/19/86.        Incorporated herein by reference to
                                          Exhibit 3(a) to the Company's 1989
                                          Annual Report on Form 10-K.

3(a)(iii) Amendment dated 9/12/88.
3(a)(iv)  Amendment dated 7/10/89.

3(b)      By-Laws, as amended 10/10/97.   Incorporated herein by reference to
                                          Exhibit 3(b) to the Company's 1993
                                          annual Report on Form 10-K.

3(c)(i)   Certificate of Designations     Incorporated herein by reference to
          relating to Series C 8-1/2%     Exhibit 2 to the Company's Form 8-K
          Convertible Preference Stock.   dated July 20, 1992.

3(c)(ii)  Certificate of Designations     Incorporated herein by reference to
          relating to Series D 8-1/2%     Exhibit 3 to the Company's Form 8-K
          Convertible Preference Stock.   dated July 20, 1992.

3(c)(iii) Certificate of Designations     Incorporated herein by reference to
          relating to Series E 8-1/2%     Exhibit 4 to the Company's Form 8-K
          Convertible Preference Stock.   dated July 20, 1992.

4(a)      Shareholders' Rights Agreement.    Incorporated herein by reference to
                                             the Registration Statement on Form
                                             8-A dated September 9, 1988.

4(b)      Agreement regarding Security       Incorporated herein by reference to
          Holder's Rights, Obligations       Exhibit 5 to the Company's Form
          and Options.                       8-K dated July 20, 1992.


10(c)(i)  The Company's Executive Incentive  Incorporated herein by reference to
          Compensation Plan.                 Exhibit 10.3 to the Registration
                                             Statement on Form S-14 of The
                                             Turner Corporation, No.2-90235.

10(c)(ii) The Company's 1981 Stock Option    Incorporated herein by reference to
          Plan, as amended.                  Exhibit 10(c)(v) to the Company's
                                             1988 Annual Report on Form 10-K.

10(c)(iii)The Company's 1986 Stock Option    Incorporated herein by reference to
                                             the as amended Company's 1988
                                             Annual Report on Form 10-K.

10(c)(iv) The Company's 1992 Stock Option    Incorporated herein by reference to
          Plan.                              the Registration Statement on Form
                                             S-8.

10(c)(v)  The Company's Incentive            Incorporated herein by reference to
          Compensation Plan.                 10(c)(v)to the Company's 1983
                                             Annual Report on Form 10-K.

10(c)(vi) The Company's Retirement Benefit   Incorporated herein by reference
          Equalization Plan, amended and     to Exhibit 10(c)(vi) to the
          restated as of 1/22/92.            Company's 1992 Annual Report on
                                             Form 10-K.

10(c)(vii)The Company's Defined Contribution Incorporated herein by reference to
          Retirement Equalization Plan.      Exhibit 10(c)(vii) to the Company's
                                             1992 Annual Report on Form 10-K.

10(c)(viii)The Company's Supplemental        Incorporated herein by reference
          Executive Defined Benefit          to Exhibit 10(c)(viii) to the
          Retirement Plan.                   Company's 1992 Annual Report on
                                             Form 10-K.

10(c)(ix) The Company's Supplemental         Incorporated herein by reference to
          Executive Defined Contribution     Exhibit 10(c)(ix) to the Company's
          Retirement Plan.                   1992 Annual Report on Form 10-K.

10(c)(x)  Tax Deferred Savings Income Plan   Incorporated herein by reference to
          amended and restated as of 1/1/89. Exhibit 10(c)(ix)to the Company's
                                             1991 Annual Report on Form 10-K.
Exhibit No.    Description

10(c)(xi) Option Exchange and Stock         Incorporated herein by reference to
          Purchase Plan.                    Registration Statement on Form S-8,
                                            File No. 33-33867
10(c)(xii)Employees' Retirement Plan-       Incorporated herein by reference to
          Restated as of 1/1/87.            Exhibit 10(c)(vii) to the Company's
                                            1991 Annual Report on Form 10-K.

10(c)(xiii)Employees' Retirement            Incorporated herein by reference to
           Income Plan as of 4/1/91.        Exhibit 10(c)(viii) to the Company's
                                            1991 Annual Report on Form 10-K.

10(c)(xiv) Directors' Retirement Plan.      Incorporatedherein by reference to
                                            Exhibit 10(c)(xiv) to the Company's
                                            1994 Annual Report on Form 10-K.
10(c)(xv) Resolution Concerning The
          Termination of The Director's
          Retirement Plan, dated
          8/7/97.

10(c)(xvi)Resolution Regarding The Director's
          Option and Option Agreement, dated
          8/7/97.

10(c)(xvii)The Restricted Stock Unit Agreement between the Company and
          E.T.Gravette, Jr.

10(c)(xviii)The Company's 1997 Non-Qualified  Incorporated herein by
            Stock Option Plan.                Registration Statement on
                                              Form S-8, File#33-33577.

10(d)     Asset Purchase Agreement dated     Incorporated herein by reference to
          6/3/92, between Turner Steiner     Exhibit 10(d) to the Company's 1992
          International SA and Turner        Annual Report on Form 10-K.
          International Industries, Inc.,
          and Turner International
          (U.K.) Ltd.

10(e)     Joint Venture and Shareholders'    Incorporated herein by reference to
          Agreement dated 6/3/92 between     Exhibit 10(e) to the Company's
          The Turner Corporation and         1992 Annual Report on Form 10-K.
          Karl Steiner Holding AG.

10(f)     Purchase Agreement dated June      Incorporated herein by reference to
          3, 1992 between Karl Steiner       Exhibit 1 to the Company's Form
          Holding AG and The Turner          8-K dated July 20, 1992.
          Corporation.

10(g)(i)  The Company's Revolving Credit     Incorporated herein by reference to
          Facility dated as of 12/30/92.     Exhibit 10(g)(i) to the Company's
                                             1993 Annual Report on Form 10-K.

10(g)(ii) Amendment No. 1 to Credit          Incorporated herein by reference to
          Agreement dated as of              Exhibit 10(g)(ii)to the Company's
          12/31/93.                          1993 Annual Report on Form 10-K.

10(g)(iii)Amended and restated Credit       Incorporated herein by reference to
          Agreement as of 7/1/96.           Exhibit 10(g)(iii) to the Company's
                                            1996 Annual Report on Form 10-K.

10(h)     Form of Change of Control Agreement
          between The Turner Corporation and Messrs.
          Parmelee, Smith, Sleeman, respectively,
          President, Chief Administrative Officer,
          Chief Financial Officer, and between The
          Turner Corporation and Messrs. Fee,
          Robinson, Manteuffel, respectively, President, and Executive Vice Presidents of Turner
          Construction Company dated November
          25, 1997.

10(i)     Form of Change of Control Agreement with
          59 other officers of parent or subsidiaries dated November 25, 1997.

10(j)     Note Purchase Agreement 11.74%     Incorporated herein by reference to
          Senior Notes Due 2001 dated        Exhibit 10(j) to the Company's 1994
          as of December 1, 1994.            Annual Report on Form 10-K.

11        Computation of earnings            Incorporated herein by reference to
          per share.                         Note 14 to the Company's
                                             Consolidated Financial Statements.

21        Subsidiaries of the Registrant.

27(a)     Financial Data Schedule-1997.

27(b)     Financial Data Schedule-1996 Restated.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE TURNER CORPORATION

                                   Registrant

Date:  March 1313, 19987                By:  /s/ E. T. Gravette, Jr.
                                        E. T. Gravette, Jr.
                                        Chairman of the Board,
                                        Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                      Capacity                Date

/s/H. Baumann-Steiner     Director                March 13, 1998
(H. Baumann-Steiner)

/s/W. G. Ehlers           Director                March 13, 1998
(W. G. Ehlers)

/s/R. E. Fee              Director                March 13, 1998
(R. E. Fee)

/s/A. G. Fieger           Director                March 13, 1998
(A. G. Fieger)

/s/E. T. Gravette, Jr.    Chairman of the Board,  March 13, 1998
(E. T. Gravette, Jr.)     Chief Executive Officer
                          and Director

/s/L. Lomo                Director                March 13, 1998
(L. Lomo)

/s/C. H. Moore, Jr.       Director                March 13, 1998
(C. H. Moore, Jr.)

/s/H. J. Parmelee         President, Chief        March 13, 1998
(H. J. Parmelee)          Operating Officer and
                          President and Director

/s/D. G. Sleeman          Senior Vice President   March 13, 1998
(D. G. Sleeman)           and Chief Financial Officer

/s/G. J. Records, Jr.     Director                March 13, 1998
(G. J. Records, Jr.)

/s/P. K. Steiner          Director                March 13, 1998
(P. K. Steiner)

/s/G. A. Walker           Director                March 13, 1998
(G. A. Walker)

/s/J. O. Whitney          Director                March 13, 1998
(J. O. Whitney)

        CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated February 20, 1998 included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 2-64509 and 33-33867).






                                    ARTHUR ANDERSEN LLP




New York, New York
March 13, 1998

3. Exhibits

Exhibit No. Description

3(a)(i)     Certificate of Incorporation,    Incorporated herein by reference to
            as amended to 7/10/89.           Exhibit 3 to the Registration
                                             Statement on Form S-14 of The
                                             Turner Corporation, No.2-90235.

3(a)(ii)  Amendment dated 5/19/86.           Incorporated herein by reference to
                                             Exhibit 3(a) to the Company's 1989
                                             Annual Report on Form 10-K.

3(a)(iii) Amendment dated 9/12/88.           Annual Report on Form 10-K.
3(a)(iv)  Amendment dated 7/10/89.


3(b)      By-Laws, as amended 10/10/97.      Incorporated herein by reference to
                                             Exhibit 3(b) to the Company's
                                             1993 Annual Report on Form
                                             10-K.

3(c)(i)   Certificate of Designations        Incorporated herein by reference to
          relating to Series C 8-1/2%        Exhibit 2 to the Company's Form
          Convertible Preference Stock.      8-K dated July 20, 1992.

3(c)(ii)  Certificate of Designations        Incorporated herein by reference to
          relating to Series D 8-1/2%        Exhibit 3 to the Company's Form
          Convertible Preference Stock.      8-K dated July 20, 1992.

3(c)(iii) Certificate of Designations        Incorporated herein by reference to
          relating to Series E 8-1/2%        Exhibit 4 to the Company's Form
          Convertible Preference Stock.      8-K dated July 20, 1992.

4(a)      Shareholders' Rights Agreement.    Incorporated herein by reference to
                                             the Registration Statement on Form
                                             8-A dated September 9, 1988.

4(b)      Agreement regarding Security      Incorporated herein by reference to
          Holder's Rights, Obligations      Exhibit 5 to the Company's Form 8-K
          and Options.                      dated July 20,1992.

10(c)(i)  The Company's Executive Incentive  Incorporated herein by reference to
          Compensation Plan.                 Exhibit 10.3 to the Registration
                                             Statement on Form S-14 of The
                                             Turner Corporation, No. 2-90235.

10(c)(ii) The Company's 1981 Stock Option    Incorporated herein by reference to
          Plan, as amended.                  Exhibit 10(c)(v)to the Company's
                                             1988 Annual Report on Form 10-K.

10(c)(iii)The Company's 1986 Stock Option    Incorporated herein by reference to
          Plan, as amended.                  Exhibit 10(c)(vii)to the as amended
                                             Company's 1988Annual Report on
                                             Form 10-K.

10(c)(iv) The Company's 1992 Stock Option    Incorporated herein by reference to
          Plan.                              the Registration Statement on Form
                                             Form S-8.

10(c)(v)  The Company's Incentive            Incorporated herein by reference to
          Compensation Plan.                 10(c)(v)to the Company's 1983
                                             Annual Report on Form 10-K.

10(c)(vi) The Company's Retirement Benefit   Incorporated herein by reference to
          Equalization Plan, amended and     Exhibit 10(c)(vi)to the Company's
          restated as of 1/22/92.           1992 Annual Report on Form 10-K.

10(c)(vii)The Company's Defined Contribution Incorporated herein by reference to
          Retirement Equalization Plan.      Exhibit 10(c)(vii)to the Company's
                                             1992 Annual Report on Form 10-K.

10(c)(viii)The Company's Supplemental        Incorporated herein by reference to
          Executive Defined Benefit          Exhibit 10(c)(viii)to the Company's
          Retirement Plan.                   1992 Annual Report on Form 10-K.

10(c)(ix) The Company's Supplemental       Incorporated herein by reference to
         Executive Defined Contribution    Exhibit 10(c)(ix) to the Company's
         Retirement Plan.                  1992 Annual Report on Form 10-K.

10(c)(x) Tax Deferred Savings Income       Incorporated herein by reference to
         Plan amended and restated         Exhibit 10(c)(ix) to the Company's
         as of 1/1/89.                     1991 Annual Report on Form 10-K.

10(c)(xi) Option Exchange and Stock        Incorporated herein by reference to
          Purchase Plan.                   Registration Statement on Form S-8,
                                           File No. 33-33867.

10(c)(xii)Employees'Retirement Plan       Incorporated herein by reference to
          Restated as of 1/1/87.          Exhibit 10(c)(vii) to the Company's
                                          1991 Annual Report on Form 10-K.

10(c)(xiii)Employees' Retirement          Incorporated herein by reference to
          Income Plan as of 4/1/91.       Exhibit 10(c)(viii) to the Company's
                                          1991 Annual Report on Form 10-K.

10(c)(xiv)Directors' Retirement Plan.   Incorporated herein by reference to
                                        Exhibit 10(c)(xiv) to the Company's 1994
                                        Annual Report on Form 10-K.
10(c)(xv) Resolution Concerning The
          Termination of The Director's
          Retirement Plan, dated
          8/7/97.

10(c)(xvi)Resolution Regarding The
          Director's Option and Option
          Agreement, dated 8/7/97.

10(c)(xvii)The Restricted Stock Unit
          Agreement between the Company
          and E. T. Gravette, Jr.

10(c)(xviii)The Company's 1997               Incorporated herein by reference to
          Non-Qualified Stock Option         Registration Statement on Form S-8,
          Plan.                              File #33-33577.

10(d)     Asset Purchase Agreement dated     Incorporated herein by reference to
          6/3/92, between Turner Steiner     Exhibit 10(d) to the Company's 1992
          International SA and Turner        Annual Report on Form 10-K.
          International Industries, Inc.,
          and Turner International
          (U.K.) Ltd.

10(e)    Joint Venture and Shareholders'    Incorporated herein by reference to
         Agreement dated 6/3/92, between    Exhibit 10(e) to the Company's 1992
         The Turner Corporation and         Annual Report on form 10-K.
         Karl Steiner Holding AG.

10(f)    Purchase Agreement dated June 3,   Incorporated herein by reference to
         1992 between Karl Steiner          Exhibit 1 to the Company's Form 8-K
         Holding AG and The Turner          dated July 20, 1992.
         Corporation.

10(g)(i) The Company's Revolving Credit     Incorporated herein by reference to
         Facility dated as of 12/30/92.     Exhibit 10(g)(i) to the Company's
                                            1993 Annual Report on Form 10-K.

10(g)(ii) Amendment No. 1 to Credit         Incorporated herein by reference to
          Agreement dated as of 12/31/93.   Exhibit 10(g)(ii) to the Company's
                                            1993 Annual Report on Form 10-K.

10(g)(iii)Amended and restated Credit       Incorporated herein by reference to
          Agreement as of 7/1/96.           Exhibit 10(g)(iii) to the Company's
                                            1996 Annual Report on Form 10-K.
10(h)     Form of Change of Control
          Agreement between The Turner
          Corporation and Messrs.
          Parmelee, Smith, Sleeman,
          respectively,President, Chief
          Administrative Officer,
          Chief Financial Officer, and
          between The Turner Corporation
          and Messrs. Fee, Robinson,
          Manteuffel, respectively,
          President, and Executive Vice
          Presidents of Turner Construction
          Company dated November 25, 1997.

10(i)     Form of Change of Control Agreement
          with 59 other officers of parent
          or subsidiaries dated November
          25, 1997.

10(j)     Note Purchase Agreement 11.74%    Incorporated herein by reference to
          Senior Notes Due 2001 dated as    Exhibit 10(j) to the Company's
          of December 1, 1994.              1994 Annual Report on Form 10-K.

11        Computation of earnings per       Incorporated herein by reference to
          share.                            Note 14 to the Company's
                                            Consolidated Financial Statements.

21        Subsidiaries of the Registrant.

27(a)     Financial Data Schedule-1997.

27(b)     Financial Data Schedule-1996 Restated.

                                                                    Exhibit 3(b)
                             THE TURNER CORPORATION

                                     BY-LAWS





DATED:  OCTOBER 10, 1997


                             THE TURNER CORPORATION

                                     BY-LAWS



                                    ARTICLE I

                            Meetings of Stockholders
      Section 1.1 Annual Meetings. The annual meeting of the stockholders shall be held each year on such date, and at such time and place (within or without the State of Delaware) as may be designated by the Board of Directors.
       Section  1.2   Special  Meetings.   Special  meetings  of   the
stockholders may be called at any time by the Secretary at the direction of the Board of Directors, to be held on such date, and at such time and place (within or without the State of Delaware) as may be designated by the Board of Directors.
      Section 1.3 Notice of Meeting; Record Date; Quorum, Voting. Notice of every meeting of stockholders shall be given, and a record date for the meeting shall be established, in accordance with the General Corporation Law of the State of Delaware. The presence at any meeting, in person or by proxy, of the holders of record of a majority of the shares then issued and outstanding and entitled to vote shall be necessary and sufficient to constitute a quorum for the transaction of business, except as otherwise provided by law. Directors shall be chosen by a plurality of the votes cast. Except as otherwise provided by the Certificate of Incorporation of the Corporation or by law, all other questions shall be determined by a majority of the votes cast.



      Section 1.4  Notification of Stockholder Nominations.  In  order to nominate one or more candidates for election to the Board of Directors at an annual meeting of stockholders, not later than 120 days before the first anniversary of the date of the preceding annual meeting of stockholders, the stockholder must notify the Secretary of the Corporation in writing of the name of each person whom the stockholder proposes to nominate for election to the Board of Directors and provide the Secretary of the Corporation with regard to each such person the information about that person which would be required to be included in a proxy statement subject to Section 14 of the Securities Exchange Act of 1934, as amended (or the applicable successor to that Section). No nomination by a stockholder will be valid unless it is the subject of a notice to the Secretary of the Corporation given as required by this Paragraph.

                                   ARTICLE II
                               Board of Directors
      Section 2.1 Number. The number of Directors which shall constitute the whole Board of Directors shall be not less than nine nor more than fifteen, as may be fixed from time to time by resolution of the Board of Directors. The Board of Directors shall consist of twelve Directors until changed as herein provided.
      Section 2.2 Classification, Election and Term of Office. The Board of Directors shall be divided into three classes, which shall be as nearly equal in number as possible. Directors shall be elected for three year terms. Newly created Directorships resulting from an increase in the number of Directors or vacancies occurring in the Board of Directors may be filled by the Board. Each Director (whether elected at an annual meeting or to fill a vacancy or otherwise) shall continue in office until his or her successor shall have been elected and qualified or until his or her earlier death, resignation or removal in the manner hereinafter provided.
      Section 2.3 Meetings, Quorum and Manner of Acting. A meeting ("Organization Meeting") of the Board of Directors shall be held for organization, for the election of officers and for the transaction of such other business as may properly come before the meeting, within thirty days after each annual election of Directors.
           The Board of Directors by resolution may provide for the holding of regular meetings and may fix the times and places at which such meetings shall be held. Notice of regular meetings shall not be required to be given, provided that whenever the time or place of regular meetings shall be fixed or changed, notice of the action shall be mailed promptly to each Director who shall not have been present at the meeting at which the action was taken, addressed to the Director at his or her residence or usual place of business.
           Special meetings of the Board of Directors shall be held upon call by or at the direction of the Chairman of the Board, the President or any three Directors. Except as otherwise required by law, notice of each special meeting shall be mailed to each Director, addressed to the Director at his or her residence or usual place of business, at least two days before the day on which the meeting is to be held, or shall be sent to the Director at such place by telegram or facsimile, or telephoned or delivered to the Director personally, not later than the day before the day on which the meeting is to be held. Such notice shall state the time and place of the meeting, but need not state the purpose thereof, unless otherwise required by law.
           Notice of any meeting need not be given to any Director who shall attend the meeting in person or who shall waive notice thereof, before or after the meeting, in writing. At each meeting of the Board of Directors, the presence of a majority of the whole Board of Directors as constituted from time to time shall be necessary and sufficient to constitute a quorum for the transaction of business. In the absence of a quorum, a majority of those present at the time and place of any meeting may adjourn the meeting from time to time until a quorum shall be present and the meeting may be held as adjourned without further notice or waiver. A majority of those present at any meeting at which a quorum is present may decide any question brought before such meeting, except as otherwise provided by law, the Certificate of Incorporation of the Corporation or these By-Laws.
           Members of the Board of Directors may participate in a meeting of the Board by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting in such manner shall constitute presence in person at the meeting.
      Section 2.4 Action Without a Meeting. Any action which might have been taken under these By-Laws by vote of the Directors at a meeting of the Board of Directors may be taken without a meeting if all the members of the Board of Directors consent thereto in writing, and the writing or writings are filed with the minutes of the Board of Directors.
      Section 2.5 Resignation of Directors. Any Director may resign at any time by giving written notice of such resignation to the Board of Directors. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the Board of
Directors, and the acceptance of such resignation shall not be necessary to make it effective.
      Section 2.6 Compensation of Directors. Directors who are not employees of the Corporation or any subsidiary of the Corporation shall receive such reasonable compensation for their services as Directors, whether in the form of salary or a fixed fee for attendance at meetings, as the Board of Directors may from time to time determine, as well as reimbursement for expenses. Directors who are employees of the Corporation or its subsidiaries may not receive compensation, but shall be reimbursed for expenses incurred in connection with, performing as Directors of the Corporation. Nothing herein contained shall be construed to preclude any Director from serving the Corporation or any subsidiary in any other capacity and receiving compensation therefor.

                                   ARTICLE III
                                    Officers
      Section 3.1 Officers. The Board of Directors shall elect a Chairman of the Board, a President, one or more Vice Presidents, a Treasurer and a Secretary and, in its discretion, may elect a Vice Chairman of the Board, one or more Executive Vice Presidents, one or more Senior Vice Presidents and a Controller, all of which officers shall be Executive Officers. The Board of Directors may designate one or more of these officers as the Chief Financial Officer, the Chief Administrative Officer and the Chief Accounting Officer. The Board of Directors may, from time to time, fill vacancies and elect additional Executive Officers and such other officers (including one or more Assistant Vice Presidents, Assistant Controllers, Assistant Treasurers and Assistant Secretaries) as it may deem appropriate. Any two or more offices may be held by the same person, except that the Offices of the President and the Secretary may not be held by the same person.
      Section 3.2. Election, Term of Office and Qualifications. Each officer (except such officers as may be appointed in accordance with the provisions of Section 3.3) shall be elected by the Board of
Directors. Except as specified in the resolution of the Board of Directors electing a particular officer, each officer will hold office until the officer resigns in the manner provided in Section 3.4 or is removed in the manner provided in Section 3.5. The Chairman of the Board, the Vice Chairman of the Board, if any, and the President must be members of the Board of Directors. None of the other officers need be a Director.
      Section 3.3 Subordinate Officers and Agents. The Board of Directors may from time to time appoint other officers or agents to hold office for such period, have such authority and perform such duties as may be provided in the resolutions appointing them. The Board of Directors may delegate to any officer or agent the power to appoint any such subordinate officers or agents and to prescribe their respective authorities and duties.
     Section 3.4 Resignations. Any officer may resign at any time by giving written notice of such resignation to the Board of Directors, or, in the case of a subordinate officer appointed in accordance with
Section 3.3, the appointing officer or agent. Unless otherwise specified in such written notice, a resignation will take effect when it is received by the Board of Directors, or, in the case of a subordinate officer, by the appointing officer or agent, and the acceptance of a resignation will not be necessary to make it effective.
      Section 3.5 Removal. Except as specified in the resolution of the Board of Directors electing a particular officer, any officer designated in Section 3.1 may be removed with or without cause at any time by the Board of Directors. Any officer or agent appointed in accordance with Section 3.3 may be removed with or without cause at any time by the Board of Directors or by any Executive Officer of the Corporation.
      Section 3.6 Chairman of the Board. The Chairman of the Board may be the Chief Executive Officer. The Chairman of the Board shall preside at all meetings of the Board of Directors and of the stockholders, and shall have such other powers and perform such other duties as are given to him or her by these By-Laws or are from time to time assigned to him or her by the Board of Directors. In the absence or incapacity of the Chairman of the Board, (i) if there is a Vice Chairman of the Board, all the duties of the Chairman of the Board, shall be performed by Vice Chairman of the Board and (ii) if there is no Vice Chairman of the Board, all the duties of the Chairman of the Board shall be performed by the President.
     Section 3.7 President. The President may be the Chief Executive Officer of the Corporation. If the President is not the Chief Executive Officer, the President shall assist the Chief Executive Officer in the control and supervision of the business, property and affairs of the Corporation. The President shall also have such additional powers and duties as from time to time may be assigned to the President by the Board of Directors or by the Chairman of the
Board.   The  President shall be the Chief Operating  Officer  of  the
Corporation. In the absence or incapacity of the President, all the duties of the President shall be performed by the Vice Chairman or, if there is no Vice Chairman, by such other Executive Officer as is designated by the Board of Directors.
      Section 3.8 Vice Chairman of the Board. In the absence or incapacity of the Chairman of the Board or the President, the Vice Chairman of the Board, if any, shall perform the duties of the Chairman of the Board or the President, as the case may be. The Vice Chairman of the Board shall also have such other powers and perform such other duties as from time to time may be assigned to the Vice Chairman of the Board by the Board of Directors or by the Chairman of the Board.
       Section 3.9 Executive Vice Presidents and Senior Vice Presidents. Executive Vice Presidents and Senior Vice Presidents shall have such powers and perform such duties as may be assigned to them by the Board of Directors, the Chief Executive Officer or the President.
      Section 3.10 Controller. The Controller, if there is one, shall keep or cause to be kept full and accurate accounts of the financial transactions of the Corporation and shall render an account of such transactions whenever required by the Chief Executive Officer or the Board of Directors. The Controller shall also perform such other duties as the Chief Executive Officer or the President may assign to the Controller.
     Section 3.11 Treasurer. The Treasurer shall have custody of all the funds and securities of the Corporation and shall also perform such other duties as the Chief Executive Officer or the President may assign to the Treasurer.
      Section 3.12 Secretary. The Secretary shall give all required notices of the meetings of the stockholders and of the Board of Directors, attend and act as Secretary at all meetings of the stockholders, the Board of Directors and the Executive Committee, keep the records thereof and be the custodian of the seal of the Corporation. The Secretary shall also perform such other duties as the Chairman, Vice Chairman, Chief Executive Officer or the President may assign to the Secretary.
      Section 3.13 Chief Executive Officer. The Chief Executive Officer will be the Chairman of the Board, the President or another person designated by the Board of Directors. The Chief Executive Officer shall have the responsibility for carrying out the policies of the Board of Directors and, subject to the control of the Board, shall provide general leadership in matters of policy and planning and have general responsibility for supervising the business, property and affairs of the Corporation.
      Section 3.14 Chief Operating Officer. The Chief Operating Officer shall have responsibility for overseeing the operations of the Corporation and shall have such additional powers and duties as are assigned to the Chief Operating Officer by the Chief Executive Officer.
      Section 3.15 Chief Financial Officer. The Chief Financial Officer shall oversee the financial activities of the Corporation and shall have such additional powers and duties as are assigned to the Chief Financial Officer by the Chief Executive Officer.
       Section 3.16 Chief Administrative Officer. The Chief Administrative Officer shall oversee the operation of all the administrative services of the corporation and shall have such additional powers and duties as are assigned to the Chief Administrative Officer by the Chief Executive Officer or the President.
      Section 3.17 Chief Accounting Officer. The Chief Accounting Officer shall have responsibility for overseeing the financial accounting and financial controls of the Corporation and shall have such additional powers and duties as are assigned to the Chief Accounting Officer by the Chief Executive Officer, the President or the Chief Financial Officer.
      Section 3.18 General Duties of Officers. Each officer other than those specified above, shall perform such duties and have such powers as from time to time may be assigned to him or her by the Board of Directors, the Chief Executive Officer or the President.

                                   ARTICLE IV
                                   Committees
      Section 4.1 Executive Committee. The Board of Directors at any time may designate an Executive Committee consisting of the Chairman of the Board, the Vice Chairman, if any, the Chief Executive Officer, the President, and at least three additional members of the Board of Directors. The members of the Executive Committee, other than the Chairman of the Board and the President, will serve at the pleasure of the Board of Directors. The Chairman of the Board shall be the Chairman of the Executive Committee. If any member of the Committee shall cease to be a member of the Board of Directors, he or she shall cease to be a member of the Committee. If any vacancy in the Committee shall occur, the remaining members of the Committee, though less than a quorum, shall continue to act until such vacancy is filled by the Board of Directors. The Secretary of the Corporation shall be the Secretary of the Committee. The Committee may adopt rules for the conduct of its business. Meetings of the Committee shall be held at the call of the Chairman of the Executive Committee or any member of the Committee. Four members will constitute a quorum at any meeting of the Committee.
           During the intervals between the meetings of the Board of Directors, the Executive Committee shall have all the authority of the Board of Directors, except in reference to (i) approving or adopting, or recommending to the stockholders, any action or matter expressly required by the General Corporation Law of the State of Delaware to be submitted to stockholders for approval or (ii) adopting, amending or repealing any By-law of the Corporation, or (iii) amending or repealing any resolution of the Board of Directors. Action taken at any meeting of the Committee shall be reported at the next meeting of the Board of Directors.
      Section 4.2 Compensation and Stock Option Committee. The Board of Directors at any time may designate a Compensation and Stock Option Committee consisting of five Directors who are not Executive Officers or employees of the Corporation or any subsidiary and who are eligible to serve under the terms of plans which the Board of Directors has specified are to be administered by the Committee. Except to the extent prohibited by specific plans or the laws (including tax laws) regarding specific plans, or to the extent it would adversely affect available exemptions from Section 16(b) of the Securities Exchange Act of 1934, as amended, the Chairman of the Board, the Vice Chairman, the Chief Executive Officer and the President of the Corporation will be non-voting members of the Committee. The members of the Committee shall serve at the pleasure of the Board of Directors. If any member of the Committee shall cease to be a member of the Board of Directors, or otherwise becomes ineligible to serve, he or she shall cease to be a member of the Committee.
          The Committee shall administer incentive plans to the extent specified by the Board of Directors, will approve the salaries and other compensation paid to the Executive Officers of the Corporation, other than the compensation of the Chairman of the Board, the Vice Chairman of the Board, if any, the Chief Executive Officer and the President, the compensation of whom will be approved by the Board of
Directors. Action taken at any meeting of the Committee shall be reported at the next meeting of the Board of Directors.
      Section 4.3 Audit Committee. At each Organization Meeting, the Board of Directors shall designate an Audit Committee, which shall consist of five Directors who are not Executive Officers or employees of the Corporation or any subsidiary. The members of the Committee shall serve at the pleasure of the Board of Directors. If any member of the Committee shall cease to be a member of the Board of Directors, or otherwise becomes ineligible to serve, he or she shall cease to be a member of the Committee.
          The Committee shall recommend the firm of independent public accountants to act as the Corporation's independent auditors, confer with the Corporation's independent auditors as to the scope of their proposed audit, review the findings and recommendations of the independent auditors, review with the Corporation's internal audit and accounting personnel the Corporation's financial controls, procedures and practices, and review the Corporation's compliance with any operating policy statement which may be in effect. Action taken at any meeting of the Committee shall be reported at the next meeting of the Board of Directors.
      Section  4.4   Nominating Committee or  Committee  on  Corporate
Governance. The Board of Directors shall designate a Nominating Committee or a Committee on Corporate Governance, consisting of five Directors who are not Executive Officers or employees of the Corporation or any subsidiary. The Chairman of the Board, the Vice Chairman, if any, the Chief Executive Officer and the President will be non-voting members of the Committee. The members of the Committee, other than the Chairman of the Board and the President, shall serve at the pleasure of the Board of Directors. If any member of the Committee shall cease to be a member of the Board of Directors, or otherwise becomes ineligible to serve, he or she shall cease to be a member of the Committee.
           The Committee, shall, among other things, select and recommend nominees for directorships to the Board of Directors. Action taken at any meeting of the Committee shall be reported at the next meeting of the Board of Directors.

      Section 4.5 Other Committees. The Board of Directors may designate such other committees as may from time to time be found necessary or convenient for the proper conduct of the business of the Corporation, and may specify the duties and authority of each of those committees. Each committee designated by the Board of Directors will consist of five Directors who are not Executive Officers or employees of the Corporation or any subsidiary. The Chairman of the Board, the Vice Chairman, if any, the Chief Executive Officer and the President will serve as non-voting members of each committee designated by the Board of Directors. Action taken at any meeting of any committee designated by the Board of Directors shall be reported at the next meeting of the Board of Directors.
      Section 4.6 Actions by Committee Without Meetings. Any action required or permitted to be taken by any committee of the Board of Directors may be taken without a meeting if all members of the committee consent in writing to the adoption of a resolution authorizing the action.
      Section 4.7 Participation in Meetings by Telephone. Any one or more of the members of any committee of the Board of Directors may participate in a meeting of such committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.
      Section 4.8 Corporate Management Group. The Board of Directors shall designate a Corporate Management Group which shall consist of the Chairman of the Board, the Vice Chairman, if any, the Chief Executive Officer, the President, the Chief Financial Officer, the Chief Administrative Officer and one member of the Executive Management Group of Turner Construction Company and shall serve at the pleasure of the Board of Directors. The Corporate Management Group shall serve as the Senior Operations Group of the Corporation and in that capacity shall perform whatever oversight duties are deemed necessary to assure that the operations of the Company are in accordance with the standards as prescribed by the Board of Directors or the Chairman of the Board. The Corporate Management Group shall have such other duties and authority as prescribed by the Board of Directors or the Chairman.

                                    ARTICLE V
                          Execution of Instruments and
                           Deposit of Corporate Funds

      Section 5.1 Construction Contracts. The Board of Directors may from time to time adopt rules regarding authority of Executive Officers or other employees or agents of the Corporation, or officers, employees or agents of its subsidiaries, to approve contracts for, and to submit binding proposals with respect to, the design, the construction or the management of the construction of buildings and other projects.
      Section 5.2 Guarantees. (a) The Corporation may not guarantee any single obligation of any other persons (including subsidiaries of the Corporation), and the Corporation will cause the By-Laws of each of its wholly-owned subsidiaries to provide that the subsidiary may not guarantee any single obligation of any other persons (including other subsidiaries of the Corporation), as to which the obligation of the Corporation or the subsidiary which guarantees the obligation may exceed the net worth of The Turner Corporation, without the prior approval of the Board of Directors. The Board of Directors may from time to time adopt rules regarding authority of Executive Officers or other employees or agents of the Corporation, to approve guarantees by the Corporation as to which the obligation of the Corporation will not exceed that amount.
      (b) The Corporation may not guarantee obligations of other persons (including subsidiaries of the Corporation) as to which the cumulative face amount of the guarantee obligations of the Corporation, Turner Construction Company and their respective subsidiaries for the preceding twelve month period exceeds in total four (4) times the net worth of The Turner Corporation (not including guarantees which have been separately approved by the Board of Directors) without the prior approval of the Board of Directors.
      Section 5.3 Bank Accounts. Funds of the Corporation not otherwise employed shall be deposited to its credit in such banks or trust companies or with such bankers or other depositories and in such general accounts, payroll accounts, dividend accounts or special accounts as may be designated by the Chairman of the Board, the Vice Chairman of the Board, if any, the Chief Executive Officer, the President, an Executive Vice President, the Chief Financial Officer, the Treasurer or any other Executive Officer authorized to do so by the Board of Directors.
      Section 5.4 Checks and Drafts. All checks or drafts drawn on the general accounts of the Corporation shall be signed by any two Executive Officers or such other two persons as may be designated by the Chairman of the Board, the Vice Chairman of the Board, if any, the Chief Executive Officer, the President or the Chief Financial Officer, or any other Executive Officer designated by the Board of Directors.
           Checks or drafts drawn on payroll accounts, or dividend accounts, or special accounts shall be signed by actual or facsimile signature by any one Executive Officer or by such other person as may be designated by the Chairman of the Board, the Vice Chairman of the Board, if any, the Chief Executive Officer, the President or the Chief Financial Officer.
      Section 5.5 Notes and Loans. Promissory notes, bills of exchange and/or acceptances, and loans of Corporation funds must be signed or, in the case of loans, approved by two Executive Officers, one of whom shall be the Chairman of the Board, the Vice Chairman of the Board, if any, the Chief Executive Officer, the President, the Chief Financial Officer or such other Executive Officer as may be designated by the Chairman of the Board, the Vice Chairman of the Board, if any, the Chief Executive Officer or the President.
       Section 5.6 Other Contracts and Instruments. All other contracts and instruments binding the Corporation shall be executed in the name and on behalf of the Corporation by an Executive Officer or by such other person as may be authorized by the Board of Directors. Such authorization may be general or confined to specific instances. Authorization of a person other than an Executive Officer to execute contracts and instruments in the name and on behalf of the Company will not be valid unless set forth in a formal resolution submitted and approved by the Board of Directors or the members of the Corporate Management Group as the case may be.
      Section 5.7 Surety Bonds. The Chief Financial Officer, or such other Executive Officer as may be designated by the Chairman of the Board, the Vice Chairman of the Board, if any, the Chief Executive Officer or the President may execute surety bonds and the applications therefor in connection with any proposal or contract which has been properly authorized.
      Section 5.8 Capital Transactions and Investments. Capital transactions in excess of $250,000 in the case of the Corporation or Turner Construction Company, and $100,000 in the case of any other subsidiary, including the purchase or sale of securities, real or personal property or other investments, not made in the ordinary course of the construction business of the Corporation or a subsidiary, and acquisitions of or mergers with other companies shall be authorized by the Board of Directors. Investments made and disposed of pursuant to or in connection with the Corporation's cash management program shall be authorized by the Chief Financial Officer or such other Executive officer as the Chief Financial Officer or the Chief Executive Officer may designate. Investments in, or disposals of, undeveloped or developed real estate by the Corporation or any subsidiary shall be authorized by the Board of Directors either specifically or by delegation pursuant to such procedural policies as may be established from time to time by the Board of Directors.
      Section 5.9 Electronic Banking. Electronic banking agreements entered into in the name of the Corporation must be signed by two
Executive Officers, one of whom shall be either the Chairman of the Board, the Vice Chairman of the Board, if any, the Chief Executive Officer, the President, the Chief Financial Officer, the Treasurer or such other Executive Officer as may be designated by the Chairman of the Board, the Vice Chairman of the Board, if any, the Chief Executive Officer, the President or the Chief Financial Officer.
           All  electronic  fund transfers must be authorized  by  two
Executive Officers, one of whom shall be either the Chairman of the Board, the Vice Chairman of the Board, if any, the Chief Executive Officer, the President, the Chief Financial Officer, the Treasurer or such other Executive Officer or individual as may be designated by the Chairman of the Board, the Vice Chairman of the Board, if any, the Chief Executive Officer, the President or the Chief Financial Officer.

                                   ARTICLE VI
                                 Corporate Seal
      Section 6.1 Corporate Seal. The corporate seal shall be circular in form and shall bear the name of the Corporation and words and figures denoting its organization under the laws of the State of Delaware and the year thereof and otherwise shall be in such form as shall be approved from time to time by the Board of Directors.

                                   ARTICLE VII
                                   Amendments
      Section 7.1 Amendments. The By-Laws of the Corporation may be amended or repealed and new By-Laws may be made, by an affirmative vote of holders of a majority of the outstanding shares of stock of the Corporation entitled to vote, or by the affirmative vote of a majority of the Directors present at any meeting of the Board of Directors.

                                  ARTICLE VIII
                                 Indemnification
      Section 8.1  General.  Each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any threatened, pending or completed action, suit, arbitration, alternative dispute resolution mechanism, investigation, administrative hearing or any other proceeding, whether
civil,   criminal,  administrative  or  investigative   ("Proceeding")
brought  by reason of the fact that such person (the "Indemnitee")  is
or
was  a director or officer of the Corporation or is or was serving  at the request of the Corporation as a director or officer of another corporation or of a partnership, joint venture, trust or other enterprise,  including  service with respect to  an  employee  benefit plan,  whether the basis of such Proceeding is alleged  action  in  an official  capacity as a director or officer or in any  other  capacity while serving as such a director or officer, shall be indemnified  and held harmless by the Corporation to the full extent authorized by  the
General  Corporation  Law  of Delaware, as  the  same  exists  or  may hereafter be amended (but, in the case of any such amendment, only  to the  extent  that  such amendment permits the Corporation  to  provide broader indemnification rights than said law permitted the Corporation to  provide  prior to such amendment), or by other applicable  law  as then in effect, against all expenses, liabilities, losses and claims (including attorneys' fees, judgments, fines, excise taxes under the
Employee Retirement Income Security Act of 1974, as amended from  time to  time,  penalties  and amounts to be paid in  settlement)  actually incurred or suffered by such Indemnitee in connection with such Proceeding (collectively, "Losses").
       Section  8.2    Derivative  Actions.   The  Corporation   shall
indemnify any person who was or is a party or is threatened to be made a  party  to  or  is  involved (including, without  limitation,  as  a witness) in any Proceeding brought by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that  such  person  (also an "Indemnitee") is or  was  a  director  or officer of the Corporation, or is or was serving at the request of the Corporation as a director or officer of another corporation or of a partnership, joint venture, trust or other enterprise, including service  with  respect  to an employee benefit  plan,  against  Losses actually incurred or suffered by the Indemnitee in connection with the defense or settlement of such action or suit if the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to  be  in  or  not opposed to the best interests of the  Corporation, provided  that  no  indemnification shall be made in  respect  of  any claim,  issue  or matter as to which Delaware law expressly  prohibits such indemnification by reason of an adjudication of liability of the Indemnitee unless and only to the extent that the Court of Chancery of the  State of Delaware or the court in which such action or  suit  was
brought   shall   determine  upon  application   that,   despite   the
adjudication of liability but in view of all the circumstances of  the case,  the  Indemnitee is fairly and reasonably entitled to  indemnity for  such  expenses which the Court of Chancery or  such  other  court shall deem proper.
      Section  8.3  Indemnification in Certain Cases.  Notwithstanding
any  other  provision  of this Article VIII, to  the  extent  that  an
Indemnitee  has been wholly successful on the merits or  otherwise  in any Proceeding referred to in Sections 8.1 or 8.2 of this Article VIII on any claim, issue or matter therein, the Indemnitee shall be indemnified against Losses actually incurred or suffered by the Indemnitee in connection therewith. If the Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise,  as  to  one or more but less than all  claims,  issues  or matters  in  such  Proceeding,  the Corporation  shall  indemnify  the
Indemnitee, against Losses actually incurred or suffered by the Indemnitee in connection with each successfully resolved claim, issue or matter. In any review or Proceeding to determine such extent of indemnification, the Corporation shall bear the burden of proving any lack of success and which amounts sought in indemnity are allocable to
claims,  issues or matters which were not successfully resolved.   For
purposes  of  this Section 8.3 and without limitation, the termination of  any  such  claim,  issue or matter by dismissal  with  or  without prejudice  shall be deemed to be a successful resolution  as  to  such claim, issue or matter.
      Section 8.4  Procedure.  (a)  Any indemnification under Sections
8.1 and 8.2 of this Article VIII (unless ordered by a court) shall  be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the Indemnitee is proper (except that  the  right  of  the Indemnitee to receive payments  pursuant  to
Section  8.5 of this Article VIII shall not be subject to this Section
8.4)  in  the  circumstances  because  the  Indemnitee  has  met   the
applicable  standard  of conduct.  Such determination  shall  be  made promptly, but in no event later than 60 days after receipt by the Corporation of the Indemnitee's written request for indemnification.
The  Secretary of the Corporation shall, promptly upon receipt of  the
Indemnitee's  request  for  indemnification,  advise  the   Board   of
Directors   that   the   Indemnitee  has   made   such   request   for
indemnification.
      (b)   The entitlement of the Indemnitee to indemnification shall be determined in the specific case (1) by the Board of Directors by  a majority vote of the directors who are not parties to such Proceeding, even though less than a quorum (the "Disinterested Directors"), or (2)
by a committee of the Disinterested Directors designated by a majority vote  of  the Disinterested Directors, even though less than a quorum,
or   (3)  if  there  are  no  Disinterested  Directors,  or  if   such
Disinterested  Directors so direct, by independent legal  counsel,  or
(4) by the stockholders.
      (c)  In the event the determination of entitlement is to be made by  independent legal counsel, such independent legal counsel shall be selected  by  the  Board of Directors and approved by the  Indemnitee.
Upon  failure of the Board of Directors to so select such  independent legal  counsel  or upon failure of the Indemnitee to so approve,  such
independent   legal  counsel  shall  be  selected  by   the   American
Arbitration Association in New York, New York or such other person  as such Association shall designate to make such selection.
     (d)  If the Board of Directors or independent legal counsel shall have determined that the Indemnitee is not entitled to indemnification to  the full extent of the Indemnitee's request, the Indemnitee  shall have  the  right to seek entitlement to indemnification in  accordance with the procedures set forth in Section 8.6 of this Article VIII.
      (e)   If  the  person or persons empowered pursuant  to  Section
8.4(b) of this Article VIII to make a determination with respect to entitlement to indemnification shall have failed to make the requested determination within 60 days after receipt by the Corporation of such request, the requisite determination of entitlement to indemnification shall  be  deemed  to  have  been made and  the  Indemnitee  shall  be
absolutely    entitled   to   such   indemnification,    absent    (i)
misrepresentation by the Indemnitee of a material fact in the  request for indemnification or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.
      (f) The termination of any proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, adversely affect the rights of the Indemnitee to indemnification hereunder except as may be specifically provided herein, or create a presumption that the Indemnitee  did  not act  in  good  faith  and in a manner which the Indemnitee  reasonably believed to be in or not opposed to the best interests of the Corporation or create a presumption that (with respect to any criminal action  or proceeding) the Indemnitee had reasonable cause to  believe that the Indemnitee's conduct was unlawful.
      (g)   For purposes of any determination of good faith hereunder, the Indemnitee shall be deemed to have acted in good faith if the Indemnitee's action is based on the records or books of account of the Corporation or an affiliate, including financial statements, or on information supplied to the Indemnitee by the officers of the
Corporation or an affiliate in the course of their duties, or  on  the advice of legal counsel for the Corporation or an affiliate or on information or records given or reports made to the Corporation or an affiliate  by  an  independent certified public accountant  or  by  an appraiser or other expert selected with reasonable care to the Corporation or an affiliate. The Corporation shall have the burden of
establishing  the  absence  of good faith.   The  provisions  of  this
Section  8.4(g)  of  this  Article VIII shall  not  be  deemed  to  be exclusive or to limit in any way the other circumstances in which the Indemnitee may be deemed to have met the applicable standard of conduct set forth in these By-Laws.
      (h)   The  knowledge and/or actions, or failure to act,  of  any other  director, officer, agent or employee of the Corporation  or  an affiliate shall not be imputed to the Indemnitee for purposes of determining the right to indemnification under these By-Laws.
      Section  8.5   Advances for Expenses and  Costs.   All  expenses
(including attorneys' fees) incurred by or on behalf of the Indemnitee
(or reasonably expected by the Indemnitee to be incurred by the Indemnitee within three months) in connection with any Proceeding shall  be  paid by the Corporation in advance of the final disposition of  such  Proceeding  within twenty days  after  the  receipt  by  the
Corporation   of  a  statement  or  statements  from  the   Indemnitee
requesting from time to time such advance or advances whether or not a determination to indemnify has been made under Section 8.4 of this
Article  VIII.   The Indemnitee's entitlement to such  advancement  of
expenses   shall  include  those  incurred  in  connection  with   any
Proceeding by the Indemnitee seeking an adjudication or award in arbitration pursuant to these By-Laws. The financial ability of an Indemnitee to repay an advance shall not be a prerequisite to the making of such advance.  Such statement or statements shall reasonably
evidence  such  expenses  incurred  (or  reasonably  expected  to   be
incurred) by the Indemnitee in connection therewith and shall  include or be accompanied by a written undertaking by or on behalf of the Indemnitee to repay such amount if it shall ultimately be determined that  the  Indemnitee  is  not  entitled to  be  indemnified  therefor pursuant to the terms of this Article VIII.
      Section 8.6  Remedies in Cases of Determination Not to Indemnify
or to Advance Expenses.  (a)  In the event that (i) a determination is made that the Indemnitee is not entitled to indemnification hereunder,
(ii)  advances  are not made pursuant to Section 8.5 of  this  Article
VIII   or  (iii)  payment  has  not  been  timely  made  following   a
determination  of entitlement to indemnification pursuant  to  Section
8.4  of this Article VIII, the Indemnitee shall be entitled to seek  a final adjudication either through an arbitration proceeding or in an appropriate court of the State of Delaware or any other court of
competent  jurisdiction  of  the  Indemnitee's  entitlement  to   such
indemnification or advance.
      (b)   In  the event a determination has been made in  accordance with the procedures set forth in Section 8.4 of this Article VIII,  in
whole   or   in   part,  that  the  Indemnitee  is  not  entitled   to
indemnification, any judicial proceeding or arbitration referred to in paragraph  (a) of this Section 8.6 shall be de novo and the Indemnitee
shall  not  be  prejudiced by reason of any such prior   determination
that the Indemnitee is not entitled to indemnification, and the Corporation shall bear the burdens of proof specified in Sections 8.3 and 8.4 of this Article VIII in such proceeding.
      (c)   If  a  determination is made or deemed to have  been  made pursuant to the terms of Sections 8.4 or 8.6 of this Article VIII that the  Indemnitee is entitled to indemnification, the Corporation  shall
be   bound  by  such  determination  in  any  judicial  proceeding  or arbitration  in the absence of (i) a misrepresentation of  a  material fact by the Indemnitee or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.
      (d)   To  the  extent deemed appropriate by the court,  interest shall  be  paid by the Corporation to the Indemnitee at  a  reasonable interest  rate  for  amounts which the Corporation indemnifies  or  is obliged to indemnify the Indemnitee for the period commencing with the
date   on   which   the   Indemnitee  requested  indemnification   (or
reimbursement or advancement of expenses) and ending with the date  on which such payment is made to the Indemnitee by the Corporation.
      Section 8.7 Rights Non-Exclusive. The indemnification and advancement of expenses provided by, or granted pursuant to, the other
Sections  of  this Article VIII shall not be deemed exclusive  of  any other rights to which those seeking indemnification or advancement  of expenses may be entitled under any law, by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action  in such person's official capacity and as to action in another capacity while holding such office.
      Section  8.8   Insurance.  The Corporation shall have  power  to
purchase and maintain insurance on behalf of any person who is or  was a  director, officer, employee or agent of the Corporation, or  is  or was  serving at the request of the Corporation as a director, officer, employee
or  agent of another corporation, partnership, joint venture, trust or other  enterprise,  including  service with  respect  to  an  employee benefit  plan, against any liability asserted against such person  and incurred by such person in any such capacity, or arising out  of  such person's status as such, whether or not the Corporation would have the power to indemnify such person against such liability under the provisions of this Article VIII.
      Section  8.9  Definition of Corporation.  For purposes  of  this
Article  VIII,  references  to  "the Corporation"  shall  include,  in addition  to  the  resulting corporation, any constituent  corporation
(including   any  constituent  of  a  constituent)   absorbed   in   a
consolidation   or  merger  which,  if  its  separate  existence   had
continued,  would  have  had  power and  authority  to  indemnify  its directors,  officers, and employees or agents, so that any person  who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation,  partnership, joint venture, trust or  other  enterprise, including  service  with respect to an employee  benefit  plan,  shall stand in the same position under this Article VIII with respect to the resulting  or  surviving corporation as such person  would  have  with respect to such constituent corporation if its separate existence  had continued.
      Section  8.10  Other Definitions.  For purposes of this  Article
VIII, references to "fines" shall include any excise taxes assessed on a  person with respect to any employee benefit plan; and references to
"serving at the request of the Corporation" shall include any  service as  a  director,  officer, employee or agent of the corporation  which imposes  duties  on, or involves services by, such director,  officer, employee, or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and  in a manner such person reasonably believed to be in the interest of  the  participants  and beneficiaries of an employee  benefit  plan shall  be  deemed to have acted in a manner "not opposed to  the  best interests of the Corporation" as referred to in this Article VIII.
      Section  8.11   Survival  of Rights.   The  indemnification  and
advancement  of  expenses  provided by, or granted  pursuant  to  this
Article  VIII  shall,  unless otherwise provided  when  authorized  or ratified,  continue as to a person who has ceased to  be  a  director, officer,  employee  or agent and shall inure to  the  benefit  of  the heirs,  executors and administrators of such a person.  No  amendment,
alteration,  rescission  or  replacement  of  these  By-Laws  or   any
provision  hereof shall be effective as to an Indemnitee with  respect to  any  action  taken or omitted by such Indemnitee  in  Indemnitee's position with the Corporation or any other entity which the Indemnitee is or was serving at the request of the Corporation prior to such amendment, alteration, rescission or replacement.
      Section 8.12  Indemnification of Employees who are not Directors
or  Officers  and  Indemnification of Agents of the Corporation.   The
Corporation  may,  by action of the Board of Directors  from  time  to time,  grant rights to indemnification and advancement of expenses  to employees who are not directors or officers and to agents of the Corporation with the same scope and effect as the provisions of this
Article  VIII  with respect to the indemnification  of  directors  and officers of the Corporation.
      Section  8.13   Savings Clause.  If this  Article  VIII  or  any
portion  hereof  shall be invalidated on any ground by  any  court  of
competent   jurisdiction,  then  the  Corporation  shall  nevertheless indemnify  each  person entitled to indemnification  under  the  first paragraph  of  this  Article  VIII  as  to  all  losses  actually  and
reasonably  incurred  or  suffered  by  such  person  and  for   which
indemnification is available to such person pursuant to  this  Article
VIII  to  the full extent permitted by any applicable portion of  this
Article VIII that shall not have been invalidated and to the full extent permitted by applicable law.
                                                               Exhibit 10(c)(xv)

                      RESOLUTIONS OF THE BOARD OF DIRECTORS
                            OF THE TURNER CORPORATION

          WHEREAS, The Turner Corporation (the "Company") sponsors The Turner Corporation Directors' Retirement Plan (the "Retirement Plan") to provide Retirement Payments to Non-Employee Directors (as those terms are defined in the Retirement Plan); and

          WHEREAS, Section 7 of the Retirement Plan provides that the Retirement Plan may be amended or terminated at any time by the Board of Directors of the Company, provided that amendment or termination may not deprive any Non-Employee Director of benefits to which he or she is, or may become, entitled for service prior to such amendment or termination; and

          WHEREAS, the Board of Directors deems it advisable and in the best interest of the Company and its shareholders to terminate the Retirement Plan as of August 7, 1997 and (i) to continue to provide Retirement Payments to Non-Employee Directors who retired prior to
August 7, 1997, and (ii) in lieu of Retirement Payments to those directors who were Non-Employee Directors on August 7, 1997 but who had not retired as of that date (the "Eligible Directors"), to provide, on the date that Retirement Payments would have commenced under the Retirement Plan as in effect on August 7, 1997, 11,450 shares of common stock of the Company (the "Common Stock");

NOW, THEREFORE, IT IS

          RESOLVED, that the Retirement Plan be, and hereby is, terminated effective as of August 7, 1997; provided, however, that any Non-Employee Director receiving Retirement Payments as of August 7, 1997 shall continue to receive such Retirement Payments as if the Retirement Plan had remained in effect; and it is further

          RESOLVED, that each Eligible Director is hereby granted the right to receive, at the time specified below, 11,450 shares of Common Stock (each such grant in respect of 11,450 shares, a "Share Right"), such Share Right being in lieu of, and in full satisfaction of, each Eligible Director's right to Retirement Payments under the Retirement Plan; and it is further

          RESOLVED, that, upon the ninetieth (90th) day (or the first business day thereafter, if such ninetieth (90th) day is not a business day) following the later of (i) an Eligible Director's seventieth birthday or (ii) such Eligible Director ceasing to be a member of the Board of Directors of the Company for any reason (the "Payment Date"), the Company shall issue and deliver to such Eligible Director 11,450 shares of Common Stock in settlement of such Eligible Director's Share Right; provided, however, that (i) if an Eligible Director ceases to be a member of the Board of Directors of the
Company by reason of his death, (x) the Payment Date shall be the ninetieth (90th) day following the date of such Eligible Director's death and (y) the Company in its sole discretion may make a cash payment to such Eligible Director's designated beneficiary (or, in the absence of a designated beneficiary, his estate) in lieu of such Share Right (the price per share of the Common Stock subject to such cash payment to be the "Fair Market Value" of the shares (defined, for purposes of these resolutions, as the mean of the high and low prices at which the Common Stock is reported to have traded in the principal market (whether consolidated trading on a stock exchange, an interdealer quotation system or another market) in which the Common Stock is traded; or, if there is no trade on a particular date, the mean of the low asked and high bid prices in that market on that date)); or (ii) in the event of a "Change in Control" (as such term is defined in The Turner Corporation 1997 Non-Qualified Stock Option Plan as in effect on August 7, 1997 (the "1997 Plan")) of the Company, the Payment Date shall be the ninetieth (90th) day following the Change in Control; and it is further

          RESOLVED, that each Eligible Director (or his designated beneficiary or estate, as the case may be) may elect, by written notice to the Board of Directors within ninety (90) days prior to the Payment Date, to have the Company withhold sufficient shares to allow the Company to pay any taxes due on behalf of the Eligible Director; provided, however, that the Board of Directors may, in its sole discretion, in whole or in part, consent to or not consent to such election; and provided, further, however, that in the event of a Change in Control, the per share payment in respect of the Share Right shall be (i) in the same form and amount of consideration (cash, securities or other property) per share paid to shareholders in the transaction or series of transactions constituting the Change in Control, or (ii) if the Change in Control occurs other than upon the consummation of a transaction or series of transactions, in cash in the amount of the Fair Market Value of the shares on the date of the Change in Control; and it is further

          RESOLVED, that if a "Change in Capitalization" (as defined below) occurs, the Share Right shall be adjusted by the Board in good faith and in a manner that preserves the economic value of the Share Right immediately prior to the Change in Capitalization (with "Change in Capitalization" defined as any increase or reduction in the number of shares of the Common Stock, or any change (including, in the case of a spin-off or extraordinary dividend, a change in value) in such shares or exchange of such shares for a different number or kind of shares or other securities of the Company or another corporation or other entity or other property, by reason of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants or rights or debt securities, stock dividend, stock split or reverse stock split, extraordinary dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or similar transaction); and it is further

          RESOLVED, that, except to the extent provided herein, (i) participation in the Retirement Plan shall immediately cease as of August 7, 1997, and (ii) no director other than Eligible Directors shall be eligible for a Share Right; and it is further

          RESOLVED, that the officers of the Company be, and hereby are, authorized and directed to take all actions they deem necessary and appropriate to effectuate the foregoing resolutions, and any such action shall be conclusive evidence that the same is authorized hereby.





                                                              Exhibit 10(c)(xvi)

RESOLUTIONS OF THE BOARD OF DIRECTORS
OF THE TURNER CORPORATION

          WHEREAS, The Turner Corporation (the "Company") sponsors The Turner Corporation Directors' Retirement Plan (the "Retirement Plan") to provide Retirement Payments to Non-Employee Directors (as those terms are defined in the Retirement Plan); and

          WHEREAS, Section 7 of the Retirement Plan provides that the Retirement Plan may be amended or terminated at any time by the Board of Directors of the Company, provided that amendment or termination may not deprive any Non-Employee Director of benefits to which he or she is, or may become, entitled for service prior to such amendment or termination; and

          WHEREAS, the Board of Directors deems it advisable and in the best interest of the Company and its shareholders to terminate the Retirement Plan as of August 7, 1997 and (i) to continue to provide Retirement Payments to Non-Employee Directors who retired prior to August 7, 1997, and (ii) in lieu of Retirement Payments to those directors who were Non-Employee Directors on August 7, 1997 but who had not retired as of that date (the "Eligible Directors"), to provide, on the date that Retirement Payments would have commenced under the Retirement Plan as in effect on August 7, 1997, 11,450 shares of common stock of the Company (the "Common Stock");

NOW, THEREFORE, IT IS

          RESOLVED, that the Retirement Plan be, and hereby is, terminated effective as of August 7, 1997; provided, however, that any Non-Employee Director receiving Retirement Payments as of August 7, 1997 shall continue to receive such Retirement Payments as if the Retirement Plan had remained in effect; and it is further

          RESOLVED, that each Eligible Director is hereby granted the right to receive, at the time specified below, 11,450 shares of Common Stock (each such grant in respect of 11,450 shares, a "Share Right"), such Share Right being in lieu of, and in full satisfaction of, each Eligible Director's right to Retirement Payments under the Retirement Plan; and it is further

          RESOLVED, that, upon the ninetieth (90th) day (or the first business day thereafter, if such ninetieth (90th) day is not a business day) following the later of (i) an Eligible Director's seventieth birthday or (ii) such Eligible Director ceasing to be a member of the Board of Directors of the Company for any reason (the "Payment Date"), the Company shall issue and deliver to such Eligible Director 11,450 shares of Common Stock in settlement of such Eligible Director's Share Right; provided, however, that (i) if an Eligible
Director ceases to be a member of the Board of Directors of the Company by reason of his death, (x) the Payment Date shall be the ninetieth (90th) day following the date of such Eligible Director's death and (y) the Company in its sole discretion may make a cash payment to such Eligible Director's designated beneficiary (or, in the absence of a designated beneficiary, his estate) in lieu of such Share Right (the price per share of the Common Stock subject to such cash payment to be the "Fair Market Value" of the shares (defined, for purposes of these resolutions, as the mean of the high and low prices at which the Common Stock is reported to have traded in the principal market (whether consolidated trading on a stock exchange, an interdealer quotation system or another market) in which the Common Stock is traded; or, if there is no trade on a particular date, the mean of the low asked and high bid prices in that market on that date)); or (ii) in the event of a "Change in Control" (as such term is defined in The Turner Corporation 1997 Non-Qualified Stock Option Plan as in effect on August 7, 1997 (the "1997 Plan")) of the Company, the Payment Date shall be the ninetieth (90th) day following the Change in Control; and it is further

          RESOLVED, that each Eligible Director (or his designated beneficiary or estate, as the case may be) may elect, by written notice to the Board of Directors within ninety (90) days prior to the Payment Date, to have the Company withhold sufficient shares to allow the Company to pay any taxes due on behalf of the Eligible Director; provided, however, that the Board of Directors may, in its sole discretion, in whole or in part, consent to or not consent to such election; and provided, further, however, that in the event of a Change in Control, the per share payment in respect of the Share Right shall be (i) in the same form and amount of consideration (cash, securities or other property) per share paid to shareholders in the transaction or series of transactions constituting the Change in Control, or (ii) if the Change in Control occurs other than upon the consummation of a transaction or series of transactions, in cash in the amount of the Fair Market Value of the shares on the date of the Change in Control; and it is further

          RESOLVED, that if a "Change in Capitalization" (as defined below) occurs, the Share Right shall be adjusted by the Board in good faith and in a manner that preserves the economic value of the Share Right immediately prior to the Change in Capitalization (with "Change in Capitalization" defined as any increase or reduction in the number of shares of the Common Stock, or any change (including, in the case of a spin-off or extraordinary dividend, a change in value) in such shares or exchange of such shares for a different number or kind of shares or other securities of the Company or another corporation or other entity or other property, by reason of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants or rights or debt securities, stock dividend, stock split or reverse stock split, extraordinary dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or similar transaction); and it is further

          RESOLVED, that, except to the extent provided herein, (i) participation in the Retirement Plan shall immediately cease as of August 7, 1997, and (ii) no director other than Eligible Directors shall be eligible for a Share Right; and it is further

          RESOLVED, that the officers of the Company be, and hereby are, authorized and directed to take all actions they deem necessary and appropriate to effectuate the foregoing resolutions, and any such action shall be conclusive evidence that the same is authorized hereby.

                                                  Exhibit 10(c)(xvii)

                         RESTRICTED STOCK UNIT AGREEMENT

          THIS AGREEMENT, made as of the 7th day of August, 1997 (the "Grant Date"), between The Turner Corporation, a Delaware corporation (the "Company"), and Ellis T. Gravette, Jr. (the "Grantee").

          WHEREAS, the Grantee is currently the Chief Executive of the Company, and the Board of Directors of the Company (the "Board") has determined that it is in the best interest of the Company and its stockholders to secure the continued services of the Grantee; and

          WHEREAS, in consideration of the grant of Restricted Stock Units as provided herein, the Grantee has agreed to continue to serve the Company as its Chief Executive Officer;

          NOW, THEREFORE, the parties hereto agree as follows:

     1.   Grant of  Rights.

          The Company hereby grants to the Grantee 112,500 Restricted Stock Units ("RSUs") (as adjusted pursuant to Section 7) subject to, and in accordance with, the terms and conditions set forth in this Agreement.

     2.   Time of Payment.

          2.1 Payment in respect of all RSUs shall be deferred until Grantee ceases to be an employee of the Company for any reason and shall be made within thirty (30) days following such date.

          2.2 In the event of a Change in Control, payment in respect of all RSUs shall be made within thirty (30) days following the date of the Change in Control.

     3.   Form of Payment.

          3.1 Except as provided in Sections 3.2, and 3.3, payment in respect of all RSUs shall be made by delivery of shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), with each RSU representing the right to receive one (1) share of Common Stock as existing on the date hereof (and adjusted pursuant to Section 7).

          3.2 In the event that the Grantee dies prior to the payment date in respect of the RSUs, the Company in its sole discretion may make a cash payment to the Grantee's designated beneficiary (or, in the absence of a designated beneficiary, his estate) in lieu of all or any portion of the RSUs, such payment to be in an amount for each such RSU equal to the Fair Market Value of shares of Common Stock on the date that delivery of the shares of Common Stock in respect of such RSUs was scheduled to be made.

          3.3 In the event of a Change in Control, payment in respect of each RSU shall be made (i) in the same form and amount of consideration (cash, securities or other property) paid to shareholders in the transaction or series of transactions constituting the Change in Control, or (ii) if the Change in Control occurs other than upon the consummation of a transaction or series of transactions, in cash in the amount of the Fair Market Value of the Common Stock on the date of the Change in Control.

     4.   Right of First Refusal.

          The Company shall have a right of first refusal (as described below) to repurchase any and all shares of Common Stock issued pursuant to this Agreement from a "Holder" (as defined below) of such shares of Common Stock. If in any calendar month a Holder of the Common Stock issued pursuant to this Agreement wishes to sell or transfer shares of such Common Stock, whether privately or publicly, such Holder must, prior to any such sale or transfer, give notice of such proposed sale or transfer to the Company at its principal executive offices, unless such sale or transfer (when added to any other sales or transfers of such shares in such calendar month) would result in the sale or transfer of ten thousand (10,000) or fewer of such shares in such calendar month. The Holder's written notice to the Company must state (i) the name and address of the proposed transferee, (ii) the number of such shares to be sold or transferred, (iii) the price per share and (iv) the terms and conditions for payment of the price; provided, however, that no disclosure of the name and address of the proposed purchaser or transferee shall be required with respect to any proposed sale or transfer that is to be effected through a public sale in which the name of the purchaser or transferee is unknown. Upon receipt of the Holder's written notice, the Company, or such other party as the Company may designate, shall, within five (5) business days following such receipt, thereupon have the right and option to purchase from the Holder such shares which are (when added to any other sales or transfers of such shares in such calendar month) in excess of ten thousand (10,000) shares, on the following terms: (x) if the proposed sale or transfer is to be effected pursuant to a bona fide offer received by the Holder, on the terms contained in such offer; or
(y) if otherwise, at a price per share in cash equal to the Fair Market Value of the Common Stock on the day the Company receives the Holder's written notice of the proposed sale or transfer. If the Company does not exercise its right and option within five (5) business days following its receipt of the Holder's written notice, the Holder may thereafter sell or transfer the shares of Common Stock in accordance with the terms disclosed to the Company; provided, however, that if such sale or transfer does not occur within five (5) business days following the expiration of the Company's right and option, the Holder's right to sell or transfer such shares shall expire and the Holder must thereafter comply with this Section 4 as to any sale or transfer of any of such shares. For purposes of this Section 4, "Holder" shall mean the Grantee or his designated beneficiary or estate.

     5.   Transferability.

          The RSUs may not be transferred, assigned, pledged or alienated by the Grantee except under the following circumstances: (i) with the express written consent of the Board or (ii) by will or pursuant to the laws of descent and distribution. Any attempted transfer, assignment, pledge or alienation not in accordance with this paragraph shall be null and void and of no force and effect.

     6.   Adjustment.

          If a "Change in Capitalization" (as defined in Section 7.1) occurs, the RSUs shall be adjusted by the Board in good faith and in a manner that preserves the economic value of the RSUs immediately prior to the Change in Capitalization.

     7.   Definitions.

          For purposes of this Agreement, the following terms shall have the following definitions:

          7.1 "Change in Capitalization" shall mean any increase or reduction in the number of shares of the Common Stock, or any change (including, in the case of a spin-off or extraordinary dividend, a change in value) in such shares or exchange of such shares for a different number or kind of shares or other securities of the Company or another corporation or other entity or other property, by reason of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants or rights or debt securities, stock dividend, stock split or reverse stock split, extraordinary dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or similar transaction.

          7.2 "Change in Control" shall have the same meaning as in The Turner Corporation 1997 Non-Qualified Stock Option Plan, as in effect on the date hereof.

          7.3 "Fair Market Value" shall mean the average of the high and low prices at which the Common Stock is reported to have traded in the principal market (whether consolidated trading on a stock exchange, an interdealer quotation system or another market) in which the Common Stock is traded, or if there is no trade on a particular date, "Fair Market Value" shall mean the average of the low asked and high bid prices in that market on that date; provided, however, that if the Common Stock is not traded on any such market at the relevant time, Fair Market Value shall be as determined (i) by the Board in good faith or (ii) upon the election of the Grantee, by an investment banking firm or other appraiser mutually acceptable to the Company and the Grantee.

     8.   Withholding.

          The Company shall have the right to deduct from any amounts payable hereunder any taxes or other amounts required by law to be withheld and shall not be required to issue or deliver any shares of Common Stock to the Grantee until the Grantee has made satisfactory arrangements for the payment of all applicable withholding requirements.

     9.   Securities Laws.

          The obligation of the Company to issue or deliver shares of Common Stock under this Agreement shall be subject to all applicable laws, rules and regulations, including all applicable federal and state securities laws, and the obtaining of all such approvals by governmental agencies as may be deemed necessary or appropriate by the Company.

     10.  Notices.

          Every notice relating to this Agreement shall be in writing and shall be given by personal delivery or by registered or certified mail, postage prepaid, return receipt requested, to:

          If to the Company:            The Turner Corporation
                                   375 Hudson Street
                                   New York, New York  10014
                                   Attn:  Corporate Secretary

          If to the Grantee:            Ellis T. Gravette
                                   3500 State Highway 97A
                                   P.O. Box 177
                                   Chelan, WA  98816

     11.  Continued Employment.

          Nothing in this Agreement shall be interpreted or construed to confer upon the Grantee any right with respect to continuance of employment by the Company, nor shall this Agreement interfere in any way with the right of the Company to terminate the Grantee's employment at any time.

     12.  General Creditor Status.

          The rights of Grantee under this Agreement shall be solely those of an unsecured creditor of the Company. Any asset acquired or held by the Company or funds allocated by the Company in connection with the liabilities assumed by the Company pursuant to this Agreement shall not be deemed to be security for the performance of the Company's obligations pursuant hereto, but shall be and remain general assets of the Company.

     13.  Severability.

          Should any provision of this Agreement be held by a court of competent jurisdiction to be unenforceable or invalid for any reason, the remaining provisions of this Agreement shall not be affected by such holding and shall continue in full force in accordance with their terms.

     14.  Governing Law.

          Except as to matters of federal law, this Agreement and the rights of all persons claiming hereunder shall be construed and determined in accordance with the laws of the State of Delaware without giving effect to conflicts of law principles.

     15.  Successors in Interest.

          This Agreement shall inure to the benefit of and be binding upon any successor to the Company. This Agreement shall inure to the benefit of the Grantee's legal representatives. All obligations imposed upon the Grantee and all rights granted to the Company under this Agreement shall be binding upon the Grantee's heirs, executors, administrators and successors.

                           THE TURNER CORPORATION

Attest:

__________________________ By: _____________________________
                                Sara J. Gozo
                                Vice President, Secretary
                                  and General Counsel

Attest:                       AGREED AND ACCEPTED

__________________________    _____________________________
                              Ellis T. Gravette, Jr.