Form 10-K/A
period 1997-12-31
TURNER CORP
filed 1998-03-31
CIK 743475

THIS 10-K/A IS BEING FILED DUE TO THE OMISSION OF TWO (2) EXHIBITS - TO THE TURNER CORPORATION'S ORIGINAL 10-K FILING ON 3/30/98.

                   EXHIBIT 10(h) - FORM OF CHANGE OF CONTROL AGREEMENT
                                   BETWEEN THE TURNER CORPORATION AND
                                   MESSRS. PARMELEE, SMITH, SLEEMAN,
                                   RESPECTIVELY, PRESIDENT, CHIEF ADMINISTRATIVE OFFICER, CHIEF FINANCIAL OFFICER, AND
                                   BETWEEN THE TURNER CORPORATION AND MESSRS.
                                   FEE, ROBINSON, MANTEUFFEL, RESPECTIVELY,
                                   PRESIDENT, AND EXECUTIVE VICE PRESIDENTS OF
                                   TURNER CONSTRUCTION COMPANY DATED NOVEMBER
                                   25, 1997.

                   EXHIBIT 10(i)   FORM OF CHANGE OF CONTROL AGREEMENT
                                   WITH 59 OFFICERS OF PARENT OR SUBSIDIARIES
                                   DATED NOVEMBER 25, 1997.


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

                             THE TURNER CORPORATION

                                   Registrant

Date:  March 13, 1998                By:  /s/ E. T. Gravette, Jr.
                                        E. T. Gravette, Jr.
                                        Chairman of the Board,
                                        Chief Executive Officer and Director

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