Form 10-Q
period 1998-03-31
TURNER CORP
filed 1998-05-12
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended March 31, 1998          Commission File No. 1-8719



                         THE TURNER CORPORATION

         (Exact name of registrant as specified in its charter)



               DELAWARE                            13-3209884

     (State or other jurisdiction of    (I.R.S.Employer Identification No.)
     incorporation or organization)



      375 Hudson Street, New York, New York        10014

     (Address of principal executive offices)     (Zip Code)



     Registrant's telephone number, including area code:       (212)229-6000




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [   ]



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1998: 5,379,506



                                   -2-


            SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
              THE SECURITIES LITIGATION REFORM ACT OF 1995

       Except for historical information contained herein, this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or
     outcomes  may differ materially from those anticipated.   Important
     factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements on this Form 10-Q. In assessing forward-looking statements contained herein, readers are urged to carefully read
     those   statements.   When  used  on  this  Form  10-Q,  the  words
     "estimate,"   "anticipate,"  "expect,"   "believe,"   and   similar
     expressions are intended to identify forward-looking statements.



                     PART I - FINANCIAL INFORMATION


     Item 1                                      Financial Statements

     Company or group of companies for which report is filed:


          THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES


     The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations, the consolidated statement of changes in stockholders' equity and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited, but in the opinion of the company's management reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for any three month period is not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.

                                   -3-


                 The Turner Corporation and Subsidiaries
                       Consolidated Balance Sheets
                             (in thousands)

                                                  (unaudited)
                                                   March 31,     December 31,
                                                     1998            1997

     Assets:

     Cash and cash equivalents               $  162,961          $153,241
     Marketable securities                       18,977            18,902
     Construction receivables:
      Due on contracts                          374,592           334,802
      Retainage                                 185,432           180,329
      Unbilled construction costs and related
       earnings                                 120,173           139,969
     Real estate                                 43,986            44,378
     Property and equipment, net                 23,207            23,241
     Prepaid pension cost                        62,504            62,854
     Other assets                                14,549            14,971
                                             __________          ________
     Total assets                            $1,006,381          $972,687
                                             __________          ________
     Liabilities:

     Construction accounts payable and
       accrued expenses:
      Trade                                  $  463,786          $469,734
      Retainage                                 195,061           189,480
      Billings in excess of construction
         costs and related earnings             128,461           105,021
     Notes payable                               21,683            21,719
     Deferred income taxes                       14,630            14,615
     Other liabilities                          105,413            95,982
                                             __________          ________
     Total liabilities                          929,034           896,551
                                             __________          ________

     Stockholders' Equity:

     Series C, 8.5% cumulative convertible
      preferred stock, $1 par value                   9                 9
     Series D, 8.5% cumulative convertible
      preferred stock, $1 par value                   6                 6
     Series B cumulative convertible preferred
      stock, $1 par value                           843               845
     Common stock, $1 par value                   5,514             5,441
     Paid in capital                             49,122            50,250
     Accumulated other comprehensive income          15                 -
     Retained earnings                           29,427            26,436
                                             __________          ________
                                                 84,936            82,987
     Less: Loan to Employee Stock
             Ownership Plan                      (3,969)           (4,349)
           Treasury stock, at cost               (3,620)           (2,502)
                                             __________          ________
     Total stockholders' equity                  77,347            76,136
                                             __________          ________
     Total liabilities and stockholders'
      equity                                 $1,006,381          $972,687
                                             __________          ________


     See Notes to Consolidated Financial Statements.
                                   -4-


                 The Turner Corporation and Subsidiaries
                  Consolidated Statements of Operations
                  (in thousands, except share amounts)


                                                       (unaudited)
                                                       Three Months Ended
                                                           March 31,
                                                         1998     1997

     Value of construction completed (see below)    $ 906,438   $ 792,338
                                                    _________   _________

     Revenue from construction contracts            $ 814,435   $ 700,072
     Cost of construction contracts                   792,859     681,857
                                                    _________   _________
     Earnings from construction contracts              21,576      18,215
     Construction operating expenses                   13,671      12,014
     General & administrative expenses                  2,583       2,761
                                                    _________   _________
     Income from construction operations                5,322       3,440
     Losses from real estate operations (see below)      (179)       (179)
     Interest expense                                    (218)     (1,747)
     Other income                                       1,574         743
                                                    _________   _________
     Income before income taxes                         6,499       2,257
     Income tax provision                               2,925       1,016
                                                    _________   _________
     Net income                                      $  3,574   $   1,241

     Earnings per common share:
        Basic                                           $0.56       $0.15
        Diluted                                         $0.40       $0.13

     Weighted average common shares outstanding     5,329,684   5,258,978
     Weighted average common and common equivalent
      shares outstanding                            8,243,685   6,830,701

     Value of construction completed consists of
      the following:
     Revenue from construction contracts             $814,435    $700,072
     Construction costs incurred by owners in
      connection with work under construction
      management and similar contracts                 92,003      92,266
                                                     ________    ________
     Value of construction completed                 $906,438    $792,338
                                                     ________    ________
     Real estate operations consist of the
        following:
     Real estate sales                               $      -    $    160
     Cost of sales                                          -        (160)
     Rental & other income                                458       1,349
     Cost of operations                                  (260)       (840)
     Depreciation and amortization expense               (377)       (688)
                                                     ________    ________
     Losses from real estate operations              $   (179)   $   (179)
                                                     ________    ________


     See Notes to Consolidated Financial Statements.

                                   -5-


                 The Turner Corporation and Subsidiaries
        Consolidated Statement of Changes in Stockholders' Equity
                  (in thousands, except share amounts)
                For the three months ended March 31, 1998

     Comprehensive
                                                     Total        Income

     Retained earnings
     Balance at January 1                          $26,436
     Net income                                      3,574        $3,574
     Cash dividends on Series C preferred stock      (191)
     Cash dividends on Series D preferred stock      (128)
     Cash dividends on Series B preferred stock      (456)
     Tax benefits on Series B preferred stock
       dividends                                       192
                                                    ______
     Balance at March 31                            29,427
                                                    ______
     Accumulated other comprehensive income,
        net of tax
     Balance at January 1                                -
     Net unrealized gains on marketable securities                    15
                                                                  ______
     Other comprehensive income                         15
                                                    ______
     Comprehensive income                                         $3,589
                                                                  ______
     Balance at March 31                                15
                                                    ______
     Convertible preferred stock, Series C
     Balance at January 1 and March 31                   9
                                                    ______
     Convertible preferred stock, Series D
     Balance at January 1 and March 31                   6
                                                    ______
     Convertible preferred stock, Series B
     Balance at January 1                              845
     Preferred stock retired                            (2)
                                                   _______
     Balance at March 31                               843
                                                   _______
     Common stock
     Balance at January 1                            5,441
     Common stock issued                                73
                                                  ________
     Balance at March 31                             5,514
                                                  ________
     Paid in capital
     Balance at January 1                           50,250
     Excess of proceeds over par value of common
       stock issued                                    909
     Income tax benefit from stock options
       exercised                                        21
     Retirement of shares                              (31)
     Exercise of stock awards                       (2,027)
                                                  ________
     Balance at March 31                            49,122
                                                  ________
     Loan to Employee Stock Ownership Plan (ESOP)
     Balance at January 1                           (4,349)
     Repayment from loan to ESOP                       380
                                                  ________
     Balance at March 31                            (3,969)
                                                  ________
     Treasury stock
     Balance at January 1                           (2,502)
     Purchases of treasury stock                    (1,987)
     Treasury stock issued                             869
                                                 _________
     Balance at March 31                            (3,620)
                                                 _________
     Total stockholders' equity                    $77,347
                                                 _________




     See Notes to Consolidated Financial Statements.
                                   -6-


                 The Turner Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                             (in thousands)

                                                            (unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                          1998         1997

     Cash flows from operating activities:
       Net income                                       $ 3,574     $ 1,241
      Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
        Depreciation and amortization                     2,244       2,738
        Net periodic pension charge                         350         350
        Changes in operating assets and liabilities:
          Increase in construction receivables          (25,097)    (30,643)
          Increase in construction accounts
           payable and accrued expenses                  23,073       5,907
          Decrease (increase) in other assets            (1,471)      2,935
          Increase in other liabilities                   9,897       5,024
     ______________________________________________________________________
      Net cash provided by (used in) operating
        activities                                       12,570     (12,448)
     ______________________________________________________________________
     Cash flows from investing activities:
      Purchases of marketable securities                (11,865)          -
      Proceeds from sale of marketable securities        11,817           -
      Distributions from joint ventures                      18           -
      Proceeds from sale of real estate, net                  -         140
      Increase in real estate                                 -        (113)
      Purchases of property & equipment                  (1,259)     (1,876)
      Proceeds from sale of property & equipment              5          47
      Repayments on notes receivable                        325         629
     ______________________________________________________________________
      Net cash used in investing activities                (959)     (1,173)
     ______________________________________________________________________
     Cash flows from financing activities:
      Common stock issued                                   982         282
      Cash dividends to preferred stockholders             (775)       (649)
      Repayments from loan to ESOP                          380         356
      Principal payments under capital lease
       obligations                                         (491)       (570)
      Purchases of treasury stock                        (1,987)       (188)
      Payments on borrowings                                  -         (87)
     ______________________________________________________________________
      Net cash used in financing activities              (1,891)       (856)
     ______________________________________________________________________
       Net increase (decrease) in cash and cash
        equivalents                                       9,720     (14,477)
       Cash and cash equivalents at beginning of
        period                                          153,241     121,981
     ______________________________________________________________________
       Cash and cash equivalents at end of period      $162,961    $107,504
     ______________________________________________________________________
      Noncash investing activities:
       Note receivable from sale of net assets of
        construction affiliate                         $  1,200    $      -
       Change in unrealized gain on marketable
        securities                                           15           -
      Noncash financing activities:
       Treasury stock issued under stock-based
        compensation plans                                  869           -
       Capital lease obligations incurred by the
        Company                                             455         486
     ______________________________________________________________________


     See Notes to Consolidated Financial Statements.
                                   -7-


                 The Turner Corporation and Subsidiaries
               Notes to Consolidated Financial Statements
                  (in thousands, except share amounts)


     1. The following table reconciles the components of basic and diluted earnings per share:
                                                      Three Months Ended
                                                          March 31,
                                                       1998      1997
     ____________________________________________________________________
     Numerator:
      Net income                                    $3,574      $1,241
      Preferred stock dividends, net of tax
       benefits                                       (583)       (457)
                                                    ______      ______
      Basic earnings per common share - income
       available for common stockholders             2,991         784
                                                    ______      ______
      Effect of dilutive securities:
       Series C preferred stock dividends              191           -
       Series D preferred stock dividends              128           -
       Series B preferred stock dividends,
        net of tax benefits                            264         266
       Series B preferred stock dividend
        differential                                  (264)       (266)
       Interest expense on convertible debenture,
        net of tax                                       -          74
                                                    ______      ______
                                                       319          74
                                                    ______      ______
      Diluted earnings per common share - income
       available for common stockholders            $3,310      $  858
                                                    ______      ______
     Denominator:
      Basic earnings per common share - Weighted
       average common shares outstanding         5,329,684   5,258,978
                                                 _________   _________

      Effect of dilutive securities:
       Stock-based compensation plans              469,413     123,798
       Convertible preferred stock, Series C     1,000,000           -
       Convertible preferred stock, Series D       600,000           -
       Convertible debenture                             -     600,000
       Convertible preferred stock, Series B       844,588     847,925
                                                 _________   _________
                                                 2,914,001   1,571,723
      Diluted earnings per common share-
        weighted average common and common
        equivalent shares outstanding            8,243,685   6,830,701
                                                 _________   _________

     Basic earnings per common share                 $0.56       $0.15
     Diluted earnings per common share               $0.40       $0.13


     2.   Accounting Pronouncements

        In February 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. The Statement does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The disclosure requirements for this statement are effective for fiscal years beginning after December 15, 1997. The company will conform with the new standard as of December 31, 1998.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that the company report financial and descriptive information about its reportable operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. Under this Statement, operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise's chief operational decision-maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The company will conform with the new standard as of December 31, 1998.

       In July 1996, the Emerging Issues Task Force reached a consensus, on Issue 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the year 2000 be expensed as incurred. Management has evaluated the impact of Year 2000 issues on the Company's business and operations. The Company believes, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the year 2000 will not have a material effect on the Company's results of operations or financial position.

     Item 2 Management's Discussion & Analysis of Financial Condition and Results of Operations

        The company reported net income of $3.6 million or $0.56 basic and $0.40 diluted earnings per share for the quarter ended March
     31, 1998. This compares to net income of $1.2 million, or $0.15 basic and $0.13 diluted earnings per share for the first quarter of 1997.

        Value of construction completed, which includes in addition to revenue, construction costs incurred by owners on construction management and similar projects, increased 14% in the first quarter of 1998 to $906 million, up $114 million over the first quarter of 1997. Revenue from construction contracts increased 16% in the first quarter of 1998 to $814 million, also up $114 million over the same period in 1997. This growth reflects the continuation of a strong market across the country in non-residential construction.

        Earnings from construction contracts improved in the first quarter of 1998 to $21.6 million compared to $18.2 million in the first quarter of 1997. As a percentage of revenue, earnings from construction contracts increased from 2.60% to 2.65%. These results reflect not only the growth in construction revenue but also an improvement in margins for new contracts secured over the past several years.

        Construction operating expenses, which are costs incurred by the company's construction operating units and subsidiaries that are not directly attributable and charged to construction contracts, increased 14% from the first quarter of 1997 to $13.7 million in the first quarter of 1998. This increase was primarily attributable to increased levels of construction activity.

        General and administrative expenses, representing corporate overhead expenses, decreased 6% in the first quarter of 1998 to $2.6 million, down $178,000 from the first quarter of 1998.

        Losses from real estate operations were $179,000 for the first quarter of 1998, unchanged from a year ago. Rental and other income and the cost of operations for the first quarter of 1998, declined 66% and 69%, respectively, as a result of real estate sales over the past twelve months.

        Interest expense decreased 88% in the first quarter of 1998 to $218,000, down $1.5 million from the first quarter of 1997. This decrease was due primarily to lower debt levels in 1998. In December 1997, the Company repaid its $39.5 million 11.74% Senior Notes.

        Other income increased 112% in the first quarter of 1998 to $1.6 million, up $831,000 over the first quarter of 1997. Increased other income is due to increased interest income attributable to higher investment balances maintained by the Company.

       At March 31, 1998, the company's backlog of value of construction to be completed was $4.15 billion and anticipated earnings associated with backlog from construction contracts was $105.5 million, compared to $4.01 billion and $104.7 million, respectively, at December 31, 1997. Estimated earnings from construction contracts cannot and should not be used as the basis of predictions with respect to future net income.

     Item 2 Management's Discussion & Analysis of Financial Condition and Results of Operations (continued)

        Because of the varying proportion of construction, construction management and construction consulting contracts, the relationship of value of work completed and earnings from construction contracts is not necessarily meaningful in the short run.

        Cash flows for the first quarter of 1998, resulted in a net increase of funds of $9.7 million. Cash flows provided by operating activities amounted to $12.6 million due primarily to an increase in construction activity. Cash flows used in investing activities amounted to $959,000 which is principally due to purchases of property and equipment. Cash flows used in financing activities amounted to $1.9 million due primarily to the purchases of treasury stock. In November 1997, the Company announced the adoption of a stock repurchase program under which up to 5 percent of the Company's common stock may be repurchased. Repurchases may be made from time to time in the open market or in negotiated transactions as market and economic conditions warrant and may be discontinued at any time. The company will fund repurchases through internally generated funds. The company's management believes that the company's financial condition and available credit facilities at March 31, 1998 are sufficient to support the present and prospective levels of the company's operations.

                       Part II - OTHER INFORMATION

     Item 6 Exhibits and Reports on Form 8-K

            (a) Exhibit 11 -Incorporated herein by reference to Note 1 to the Company's Consolidated Financial Statements.

            (b) During the three months ended March 31, 1998 no Form 8-K was required to be filed.



                               SIGNATURES


     Pursuant to the requirements of the Securities exchange act of 1934, the registratnt has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                             THE TURNER CORPORATION
                                                 (Registrant)



     Date:  May 07, 1998                     /s/  H. J. Parmelee
                                                  (Signature)
                                             H. J. Parmelee
                                             President


     Date:  May 07, 1998                     /s/  D. G. Sleeman
                                                  (Signature)
                                             D. G. Sleeman
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Chief Accounting Officer