Form 10-Q
period 1998-06-30
TURNER CORP
filed 1998-08-11
CIK 743475

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                        FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1998	                  Commission File No. 1-8719


                          THE TURNER CORPORATION
-----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)



	DELAWARE	                                            13-3209884
______________________________________________________________________________
(State or other jurisdiction of	           (I.R.S.Employer Identification No.)
incorporation or organization)


	375 Hudson Street, New York, New York               	10014
_____________________________________________________________________________
(Address of principal executive offices)           	(Zip Code)



Registrant's telephone number, including area code:	        (212) 229-6000
                                                            ______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	 No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 1998: 5,358,976 (shares outstanding giving effect to the 50 percent stock dividend declared on July 24, 1998 for shareholders of record as of August 3, 1998 are 8,038,464).

                                      -2-

                  SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
                    THE SECURITIES LITIGATION REFORM ACT OF 1995

	Except for historical information contained herein, this Form 10-Q contains forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995 which involve certain risks and uncertainties.
The company's actual results or outcomes may differ materially from those anticipated.  Important factors that the company believes might cause such differences are discussed in the cautionary statements accompanying the forward-
looking statements on this Form 10-Q.  In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.  When used on this Form 10-Q, the words "estimate," "anticipate," "expect," "believe,"
and similar expressions are intended to identify forward-looking statements.


                        PART I - FINANCIAL INFORMATION

Item 1	Financial Statements
______
Company or group of companies for which report is filed:


                THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES


The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the six months and three months ended June 30, 1998 and 1997, the consolidated statement of changes in stockholders' equity for the six months ended June 30, 1998 and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited, but in the opinion of the company's management reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for any six month and three month period are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.

                                       -3-
                      The Turner Corporation and Subsidiaries
                            Consolidated Balance Sheets
                                 (in thousands)

	                                           	(unaudited)
	                                              June 30,     	December 31,
                                                	1998           	1997
______________________________________________________________________________
Assets:
Cash and cash equivalents	                 	$  207,573      	$153,241
Marketable securities	                         	28,385        	18,902
Construction receivables:
	Due on contracts		                            314,143       	334,802
	Retainage	                                   	188,396	       180,329
	Unbilled construction costs and related
	earnings	                                    	174,158       	139,969
Real estate	                                   	43,612	        44,378
Property and equipment, net                   		23,101        	23,241
Prepaid pension cost                          		62,154        	62,854
Other assets			                                 15,555       		14,971
                                            __________       ________
Total assets	                              	$1,057,077       $972,687
                                            __________       ________
Liabilities:
Construction accounts payable and
 accrued expenses:
	  Trade	                                  	$  506,800	      $469,734
	  Retainage	                                 	208,060	       189,480
  	Billings in excess of construction
   costs and related earnings	                	121,061       	105,021
Notes payable	                                 	22,002        	21,719
Deferred income taxes	                         	14,633        	14,615
Other liabilities		                           	102,777       		95,982
                                            __________       ________
Total liabilities	                           		975,333	       896,551

Stockholders' Equity:

Series C, 8.5% cumulative convertible
 preferred	stock, $1 par value                     		9             	9
Series D, 8.5% cumulative convertible
 preferred	stock, $1 par value	                     	6             	6
Series B cumulative convertible preferred
 stock,	$1 par value	                             	839           	845
Common stock, $1 par value	                     	8,337         	5,441
Paid in capital	                               	46,812        	50,250
Accumulated other comprehensive income	            	17	            	-
Retained earnings		                            	32,958       		26,436
                                            __________       ________
                                              		88,978        	82,987
Less:	Loan to Employee Stock Ownership Plan	   	(3,587)       	(4,349)
     	Treasury stock, at cost	                		(3,647)	       (2,502)
                                            __________       ________
Total stockholders' equity		                   	81,744	       	76,136
                                            __________       ________
Total liabilities and stockholders' equity		$1,057,077	      $972,687
                                            __________       ________

See Notes to Consolidated Financial Statements.

                                      -4-
                     The Turner Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except share amounts)

	                                       (unaudited)          (unaudited)
	                                     Six Months Ended   	Three Months Ended
	                                         June 30,             	June 30,
	                                    1998	        1997   	  1998	       1997
-----------------------------------------------------------------------------
Value of construction completed
	(see below)	                   	$1,940,054  	$1,681,624 	$1,033,616 	 $889,286
                                 __________   __________  __________   ________
Revenue from construction
 contracts	                     	$1,737,854  	$1,470,348 	$  923,419 	 $770,276
Cost of construction contracts 			1,694,031	  	1,433,130   		901,172 		 751,273
                                 __________   __________  __________   ________
Earnings from construction
 contracts	                         	43,823      	37,218	     22,247   	 19,003
Construction operating expenses    		27,765	      24,420	     14,094	    12,406
General & administrative expenses		  	5,213	      	5,398		     2,630	   	 2,637
                                 __________   __________  __________   ________
Income from construction
 operations		                        10,845       	7,400	      5,523	     3,960
Losses from real estate
 operations (see below)	              	(305)	       (320)      	(126)    	 (141)
Interest expense                     		(458)  	   (3,569)	      (240)   	(1,822)
Other income                       			3,894	      	1,683	      2,320     	 	940
                                 __________   __________   __________   _______
Income before income taxes	         	13,976	       5,194	      7,477	     2,937
Income tax provision	               		6,289		      2,338		     3,364	    	1,322
                                 __________   __________   _________    _______
Net income                     		$    7,687	  $    2,856	  $   4,113	   $ 1,615

Earnings per common share:
	Basic		                         $     0.81	  $     0.25	  $    0.44  	 $  0.15
	Diluted		                       $     0.58	  $     0.20	  $    0.31	   $  0.12

Weighted average common
 shares	outstanding		             8,042,785   	7,900,087	  8,090,513	 7,911,580
Weighted average common
 and common	equivalent shares
 outstanding		                   12,345,591	  10,324,140	 12,392,495	10,362,437

Value of construction completed
	consists of the following:
Revenue from construction
 contracts		                     $1,737,854	  $1,470,348	$  923,419	 $  770,276
Construction costs incurred by
	owners in connection with work
	under construction management
	and similar contracts			           202,200	    	211,276		  110,197	    119,010
                                 __________   __________ __________  __________
Value of construction completed		$1,940,054	  $1,681,624	$1,033,616 	$  889,286

Real estate operations consist
	of the following:

Real estate sales              		$       -	   $    2,576	 $      -   $    2,416
Costs of sales	                         	-	       (2,576)       	-	      (2,416)
Rental & other income	                	952	        2,692	      494       	1,343
Cost of operations	                  	(503)      	(1,646)    	(243)       	(806)
Depreciation and amortization
	expense	                            	(754)     		(1,366)	   	(377)      		(678)
                                 _________    __________  ________   __________
Losses from real estate
 operations	                    	$    (305)	  $     (320)	$   (126)	 $     (141)

See Notes to Consolidated Financial Statements

                                           -5-
                          The Turner Corporation and Subsidiaries
              Consolidated Statement of Changes in Stockholders' Equity
                          For the six months ended June 30, 1998
                           (in thousands, except share amounts)

                                                             	Comprehensive
   	                                                  Total       Income
_____________________________________________________________________________
Retained earnings
Balance at January 1		                             $ 26,436
Net income                                          		7,687        	$7,687
Cash dividends on Series C preferred stock	           	(383)
Cash dividends on Series D preferred stock           		(255)
Cash dividends on Series B preferred stock           		(909)
Tax benefits on Series B preferred stock
	dividends		                                           	382
                                                  _________
Balance at June 30		                                	32,958
Accumulated other comprehensive income,
 net of tax
Balance at January 1	                                    	-
Net unrealized gains on marketable
 securities		                                                         		17
Other comprehensive income		                            	17
                                                  _________        _______
Comprehensive income	                                            			$7,704
                                                                   _______
Balance at June 30			                                    17
                                                  _________
Convertible preferred stock, Series C
Balance at January 1 and June 30			                       9
                                                  _________
Convertible preferred stock, Series D
Balance at January 1 and June 30		                       	6
                                                  _________
Convertible preferred stock, Series B
Balance at January 1		                                 	845
Preferred stock retired                               			(6)
                                                  _________
Balance at June 30	                                   		839
                                                  _________
Common stock
Balance at January 1                               			5,441
Three-for-two stock split	                 	         	2,720
Common stock issued		                                  	176
                                                  _________
Balance at June 30		                                 	8,337
                                                  _________
Paid in capital
Balance at January 1                                 50,250
Three-for-two stock split	                         		(2,720)
Excess of proceeds over par value of common
	stock issued	                                      		1,409
Tax benefits from stock options exercised		             	58
Retirement of Series B preferred stock	               	(158)
Exercise of stock awards                            	(2,027)
                                                  _________
Balance at June 30		                                	46,812
                                                  ---------
Loan to Employee Stock Ownership Plan (ESOP)
Balance at January 1		                              	(4,349)
Repayment from loan to ESOP	                          		762
                                                  _________
Balance at June 30	                                		(3,587)
                                                  _________
Treasury stock
Balance at January 1	                              		(2,502)
Purchase of treasury stock		                        	(2,014)
Treasury stock issued		                                	869
                                                  _________
Balance at June 30	                                		(3,647)
                                                  _________
Total stockholders' equity	                       $		81,744
                                                  _________

See Notes to Consolidated Financial Statements.

                                        -6-
                       The Turner Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows
                                    (in thousands)

                                                           	(unaudited)
                                                         	Six Months Ended
	                                                             June 30,
                                                        	1998          1997
_____________________________________________________________________________

Cash flows from operating activities:
	Net income                                          		$ 7,687	      $  2,856
	Adjustments to reconcile net income to net cash
	 provided by (used in) operating activities:
  	Depreciation and amortization	                       	4,635          5,388
  	Net periodic pension charge		                           700            700
  	Changes in operating assets and liabilities:
  	Increase in construction receivables	              	(21,597)       (47,205)
  	Increase in construction accounts payable
	  	and accrued expenses	                              	71,686         22,886
		 Decrease (increase) in other assets	                 (2,772)         3,640
		 Increase in other liabilities		                      	7,356          8,287
                                                      ________       ________
	Net cash provided by (used in) operating activities			 67,695		       (3,448)
                                                      ________       ________
Cash flows from investing activities:
	Purchases of marketable securities		                  (24,391)            	-
	Proceeds from sale of marketable securities           	14,944	             -
	Distributions from joint ventures                        		18	             -
	Proceeds from sale of real estate, net                    		-	         2,514
	Increase in real estate	                                   	-	          (266)
	Purchases of property & equipment	                    	(2,204)       	(3,888)
	Proceeds from sale of property & equipment	               	27	           125
	Repayments on notes receivable			                         458		          891
                                                      ________       ________
	Net cash used in investing activities			              (11,148)        		(624)
                                                      ________       ________

Cash flows from financing activities:
	Common stock issued	                                   	1,585	           352
	Cash dividends to preferred stockholders	             	(1,547)	       (1,296)
	Repayments from loan to ESOP	                            	762	           711
	Principal payments under capital lease obligations	   	(1,001)	       (1,122)
	Purchases of treasury stock	                          	(2,014)	         (188)
	Payments on borrowings		                                   	-	         	(175)
                                                      ________       ________
	Net cash used in financing activities		               	(2,215)	      	(1,718)
   Net increase (decrease) in cash and cash
  		equivalents	                                       	54,332         (5,790)
  	Cash and cash equivalents at beginning of period		 	153,241       	 121,981
                                                      ________       ________
  	Cash and cash equivalents at end of period		       $207,573        $116,191
______________________________________________________________________________

Noncash investing activities:
	  Note receivable from sale of net assets of
	  	construction affiliate	                          	$  1,200        $      -
	  Change in unrealized gain on marketable securities       17               -
Noncash financing activities:
	  Treasury stock issued under stock-based
    compensation	plans	                                   	869               -
	  Capital lease obligations incurred by the company    	1,284            	989
	  Conversion of debenture to Series D convertible
		  preferred stock	                                        	-          	6,000

See Notes to Consolidated Financial Statements.

                                     -7-
                    The Turner Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                     (in thousands, except share amounts)

1.  Earnings Per Share

    The following table reconciles the components of basic and diluted earnings
 	 	per share:
	                                                         Six Months Ended
                                                              June 30,
	                                                        1998	        1997
____________________________________________________________________________
Numerator:
	Net income                                           		$7,687	       $2,856
	Preferred stock dividends, net of tax benefits	      		(1,165)	       	(913)
                                                     _________     _________
	Basic earnings per common share - income
		available for common shareholders		                   	6,522	       	1,943
                                                    __________    __________
	Effect of dilutive securities (a):
		Series C preferred stock dividends	                    		383           		-
		Series D preferred stock dividends		                    	255	           	-
		Series B preferred stock dividends,
			net of tax benefits                                   		527          	530
		Series B preferred stock dividend
			differential	                                         	(527)	        (530)
		Interest expense on Series D convertible
			debenture, net of tax	                                  		-         		148
                                                    __________    __________
				                                                       638	         	148
	Diluted earnings per common share - income
		available for common shareholders	                  		$7,160	       $2,091
                                                    __________    __________

Denominator:
	Basic earnings per common share - weighted
		average common shares outstanding                		8,042,785    	7,900,087
                                                    __________    __________

	Effect of dilutive securities (a):
		Stock-based compensation plans	                     	638,538	      254,323
		Convertible preferred stock, Series C	            	1,500,000	            -
		Convertible preferred stock, Series D	              	900,000      	900,000
		Convertible preferred stock, Series B		           	1,264,268		   1,269,730
                                                    __________    __________
				                                                	4,302,806	    2,424,053
	Diluted earnings per common share - weighted
		average common and common equivalent
		shares outstanding                              		12,345,591   	10,324,140

Basic earnings per common share		                        $0.81        	$0.25
Diluted earnings per common share                      		$0.58	        $0.20

(a)The common stock equivalent shares for the six months ended June 30, 1997 did not include the Series C convertible preferred shares in the calculation of diluted earnings per common share because the effect would be antidilutive.


2.	Stock Split

	On July 24, 1998, the Board of Directors authorized a three-for-two stock split, effected in the form of a 50 percent stock dividend to be paid on August 14, 1998 to shareholders of record on August 3, 1998. An amount equal to the par value of the common shares to be issued was transferred from paid in capital to common stock. This transfer has been reflected in the Consolidated Statement of Changes in Common Stockholders' Equity at June 30, 1998. In addition, all references to number of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.
                                      -8-

3.	Accounting Pronouncements

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

	In July 1996, the Emerging Issues Task Force reached a consensus, on  Issue
96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the year 2000 be expensed as incurred.  Management has evaluated the impact of Year 2000 issues on the Company's business and operations.  The
Company believes, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the year 2000 will not have a material adverse effect on the Company's results of operations or financial position.

Item 2	Management's Discussion & Analysis of Financial Condition and Results
				of Operations

	The company reported net income of $4.1 million or $0.44 basic and $0.31 diluted earnings per share for the second quarter of 1998. This compares to $1.6 million or $0.15 basic and $0.12 diluted earnings per share for the second quarter of 1997. For the first six months, net income was $7.7 million or $0.81 basic and $0.58 diluted earnings per share compared to $2.9 million or $0.25 basic and $0.20 diluted earnings per share a year earlier.

	Value of construction completed, which includes in addition to revenue, construction costs incurred by owners on construction management and similar projects, increased 16% in the second quarter of 1998 to $1.0 billion, up
$144 million over the second quarter of 1997. For the first six months, value of construction completed of $1.9 billion was $258 million, or 15% higher compared to the same period in 1997. Revenue from construction contracts increased 20% in the second quarter of 1998 to $923 million, up $153 million over the second quarter of 1997. For the first six months, revenue from construction contracts of $1.7 billion was $268 million, or 18% higher compared to the same period in 1997. This growth reflects the continuation of a strong market across the country in non-residential construction.

	Earnings from construction contracts for the second quarter of 1998 increased
17% to $22.2 million from $19.0 million a year earlier.  For the first six months, earnings from construction contracts increased 18% to $43.8 million compared to the same period in 1997.  These results reflect not only the growth in construction revenue but also an improvement in margins for new contracts secured over the past several years.

	Construction operating expenses, which are costs incurred by the company's construction operating units and subsidiaries that are not directly attributable and charged to construction contracts, for the second quarter of 1998 increased 14% to $14.1 million from $12.4 million a year earlier. For the first six months, expenses of $27.8 million were also 14% higher compared to the same period in 1997. This increase was primarily attributable to an increase in incentive compensation expense as a result of improved profitability levels of the company and higher levels of construction activity.

	General and administrative expenses, representing corporate overhead expenses, were $2.6 million for the second quarter of 1998, unchanged from a year ago.
For the first six months, expenses declined 3% to $5.2 million compared to the same period in 1997.

	Losses from real estate operations were $126,000 and $305,000 for the three and six months ended June 30, 1998, respectively.  Rental and other income and the cost of operations for the first six months of 1998, declined 65% and 69%, respectively, as a result of real estate sales over the past twelve months.

	Interest expense decreased 87% in the second quarter of 1998 to $240,000, down
$1.6 million from the second quarter of 1997.  This decrease was due primarily to lower debt levels in 1998.  In December 1997, the Company repaid its
$39.5 million 11.74% Senior Notes.

	Other income increased 147% in the second quarter of 1998 to $2.3 million, up
$1.4 million over the second quarter of 1997.  For the first six months, other income of $3.9 million was 131% or $2.2 million higher compared to the same period in 1997. This increase is due to increased interest income attributable to higher investment balances maintained by the Company.

	At June 30, 1998, the company's backlog of value of construction to be completed was $4.60 billion and anticipated earnings associated with backlog from construction contracts was $114.1 million, compared to $4.01 billion and $104.7 million, respectively, at December 31, 1997. This increase was attributable to new contracts with a construction value of $1.5 billion being secured in the second quarter of 1998, a 107% increase over the $703 million of new contracts secured in the second quarter of 1997. Estimated earnings from construction contracts cannot and should not be used as the basis of predictions with respect to future net income.

Item 2	Management's Discussion & Analysis of Financial Condition and Results
				of Operations (continued)

	Because of the varying proportion of construction, construction management and construction consulting contracts, the relationship of value of work completed and earnings from construction contracts are not necessarily meaningful in the short run.

	Cash flows for the six months ended June 30, 1998, resulted in a net increase of funds of $54.3 million.  Cash flows provided by operating activities amounted to $67.7 million due primarily to an increase in construction activity and the timing of associated receipts and disbursements.  Cash flows used in investing activities amounted to $11.1 million which is principally due to the purchases and sales of marketable securities.  Cash flows used in financing activities amounted to $2.2 million due primarily to the purchases of treasury stock.  In November 1997, the Company announced the adoption of a stock repurchase program under which up to 5 percent of the Company's common stock may be repurchased.  Repurchases may be made from time to time in the open market or in negotiated transactions as market and economic conditions warrant and may be discontinued at any time.  The company will fund repurchases through internally generated funds.  The company's management believes that the company's financial condition and available credit facilities at June 30, 1998 are sufficient to support the present and prospective levels of the company's operations.

                    Part II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K

	(a)	Exhibit 11 - Incorporated herein by reference to Note 1 to the Company's
     Consolidated Financial Statements.

	(b)	During the six months ended June 30, 1998 no Form 8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.


                                   SIGNATURES
                                   __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                            	THE TURNER CORPORATION
                                             ______________________
                                                 	(Registrant)


Date:  August 10 , 1998                    	/s/  H. J. Parmelee
                                            _______________________
                                                 	(Signature)
                                            H. J. Parmelee
                                            President


Date:  August 10, 1998                     	/s/  D. G. Sleeman
                                            ______________________
	                                                 (Signature)
                                            D. G. Sleeman
                                            Senior Vice President,
                                            Chief Financial Officer
   	                                        Chief Accounting Officer