Form 10-Q/A
period 1998-06-30
TURNER CORP
filed 1998-08-14
CIK 743475

[ THIS FORM 10-Q/A IS BEING REFILED IN ITS
                       ENTIRETY DUE TO FORMATTING ERRORS ]




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1998                     Commission File No. 1-8719



                            THE TURNER CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         DELAWARE                                       13-3209884
------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S.Employer Identification No.)
  incorporation or organization)



375 Hudson Street, New York, New York                     10014
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:   (212) 229-6000



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

Item 1   Financial Statements
------

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


                                      -3-

                   The Turner Corporation and Subsidiaries
                         Consolidated Balance Sheets
                               (in thousands)

                                                  (unaudited)
                                                    June 30,   December 31,
                                                      1998         1997
---------------------------------------------------------------------------
Assets

Cash and cash equivalents.......................   $  207,573   $  153,241
Marketable securities...........................       28,385       18,902
Construction receivables:
   Due on contracts.............................      314,143      334,802
   Retainage....................................      188,396      180,329
   Unbilled construction costs and
     related earnings...........................      174,158      139,969
Real estate.....................................       43,612       44,378
Property and equipment, net.....................       23,101       23,241
Prepaid pension cost............................       62,154       62,854
Other assets....................................       15,555       14,971
                                                   ----------   ----------
Total assets....................................   $1,057,077   $  972,687
                                                   ----------   ----------
Liabilities

Construction accounts payable and
  accrued expenses:
   Trade........................................   $  506,800   $  469,734
   Retainage....................................      208,060      189,480
   Billings in excess of construction
     costs and related earnings                       121,061      105,021
Notes payable...................................       22,002       21,719
Deferred income taxes...........................       14,633       14,615
Other liabilities...............................      102,777       95,982
                                                   ----------   ----------
Total liabilities...............................      975,333      896,551

Stockholders' Equity

Series C, 8.5% cumulative convertible
  preferred stock, $1 par value.................            9            9
Series D, 8.5% cumulative convertible
  preferred stock, $1 par value.................            6            6
Series B cumulative convertible preferred
  stock, $1 par value...........................          839          845
Common stock, $1 par value......................        8,337        5,441
Paid in capital.................................       46,812       50,250
Accumulated other comprehensive income..........           17            -
Retained earnings...............................       32,958       26,436
                                                   ----------   ----------
                                                       88,978       82,987
Less: Loan to Employee Stock Ownership Plan.....       (3,587)      (4,349)
      Treasury stock, at cost...................       (3,647)      (2,502)
                                                   ----------   ----------
Total stockholders' equity......................       81,744       76,136
                                                   ----------   ----------
Total liabilities and stockholders' equity......   $1,057,077   $  972,687
                                                   ----------   ----------


See Notes to Consolidated Financial Statements.



                                      -4-

                   The Turner Corporation and Subsidiaries
                    Consolidated Statements of Operations
                     (in thousands, except share amounts)


                                                       (unaudited)             (unaudited)
                                                     Six Months Ended       Three Months Ended
                                                         June 30,                June 30,
                                                     1998        1997        1998        1997
------------------------------------------------------------------------------------------------

Value of construction completed (see below).....  $1,940,054  $1,681,624  $1,033,616  $  889,286
                                                  ----------  ----------  ----------  ----------

Revenue from construction contracts.............  $1,737,854  $1,470,348  $  923,419  $  770,276
Cost of construction contracts..................   1,694,031   1,433,130     901,172     751,273
                                                  ----------  ----------  ----------  ----------
Earnings from construction contracts............      43,823      37,218      22,247      19,003
Construction operating expenses.................      27,765      24,420      14,094      12,406
General & administrative expenses...............       5,213       5,398       2,630       2,637
                                                  ----------  ----------  ----------  ----------
Income from construction operations.............      10,845       7,400       5,523       3,960
Losses from real estate operations (see below)..        (305)       (320)       (126)       (141)
Interest expense................................        (458)     (3,569)       (240)     (1,822)
Other income....................................       3,894       1,683       2,320         940
                                                  ----------  ----------  ----------  ----------
Income before income taxes......................      13,976       5,194       7,477       2,937
Income tax provision............................       6,289       2,338       3,364       1,322
                                                  ----------  ----------  ----------  ----------
Net income......................................  $    7,687  $    2,856  $    4,113  $    1,615

Earnings per common share:
   Basic........................................  $     0.81  $     0.25  $     0.44  $     0.15
   Diluted......................................  $     0.58  $     0.20  $     0.31  $     0.12

Weighted average common shares outstanding......   8,042,785   7,900,087   8,090,513   7,911,580
Weighted average common and common equivalent
   shares outstanding...........................  12,345,591  10,324,140  12,392,495  10,362,437

------------------------------------------------------------------------------------------------

Value of construction completed consists of the following:

Revenue from construction contracts.............  $1,737,854  $1,470,348  $  923,419  $  770,276
Construction costs incurred by owners in
  connection with work under construction
  management and similar contracts..............     202,200     211,276     110,197     119,010
                                                  ----------  ----------  ----------  ----------
Value of construction completed.................  $1,940,054  $1,681,624  $1,033,616  $  889,286


Real estate operations consist of the following:

Real estate sales...............................  $        -  $    2,576  $        -  $    2,416
Costs of sales..................................           -      (2,576)          -      (2,416)
Rental & other income...........................         952       2,692         494       1,343
Cost of operations..............................        (503)     (1,646)       (243)       (806)
Depreciation and amortization expense...........        (754)     (1,366)       (377)       (678)
                                                  ----------  ----------  ----------  ----------
Losses from real estate operations..............  $     (305) $     (320) $     (126) $     (141)


See Notes to Consolidated Financial Statements.

                   The Turner Corporation and Subsidiaries
          Consolidated Statement of Changes in Stockholders' Equity
                    For the Six Months Ended June 30, 1998
                     (in thousands, except share amounts)

                                                              Comprehensive
                                                      Total      Income
---------------------------------------------------------------------------

Retained earnings
Balance at January 1.............................   $   26,436
Net income.......................................        7,687    $   7,687
Cash dividends on Series C preferred stock.......         (383)
Cash dividends on Series D preferred stock.......         (255)
Cash dividends on Series B preferred stock.......         (909)
Tax benefits on Series B preferred
 stock dividends.................................          382
                                                    ----------
Balance at June 30............................          32,958
Accumulated other comprehensive income, net of tax
Balance at January 1..........................               -
Net unrealized gains on marketable securities.                           17
Other comprehensive income.......................           17
                                                    ----------    ---------
Comprehensive income.............................                 $   7,704
                                                                  ---------
Balance at June 30...............................           17
                                                    ----------
Convertible preferred stock, Series C
Balance at January 1 and June 30.................            9
                                                    ----------
Convertible preferred stock, Series D
Balance at January 1 and June 30.................            6
                                                    ----------
Convertible preferred stock, Series B
Balance at January 1.............................          845
Preferred stock retired..........................           (6)
                                                    ----------
Balance at June 30...............................          839
                                                    ----------
Common stock
Balance at January 1.............................        5,441
Three-for-two stock split........................        2,720
Common stock issued..............................          176
                                                    ----------
Balance at June 30...............................        8,337
                                                    ----------
Paid in capital
Balance at January 1.............................       50,250
Three-for-two stock split........................       (2,720)
Excess of proceeds over par value of
  common stock issued                                    1,409
Tax benefits from stock options exercised........           58
Retirement of Series B preferred stock...........         (158)
Exercise of stock awards.........................       (2,027)
                                                    ----------
Balance at June 30...............................       46,812
                                                    ----------
Loan to Employee Stock Ownership Plan (ESOP)
Balance at January 1.............................       (4,349)
Repayment from loan to ESOP......................          762
                                                    ----------
Balance at June 30...............................       (3,587)
                                                    ----------
Treasury stock
Balance at January 1.............................       (2,502)
Purchases of treasury stock......................       (2,014)
Treasury stock issued............................          869
                                                    ----------
Balance at June 30...............................       (3,647)
                                                    ----------
Total stockholders' equity.......................   $   81,744
                                                    ----------


See Notes to Consolidated Financial Statements.

                   The Turner Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
                                (in thousands)

                                                          (unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                      1998          1997
----------------------------------------------------------------------------

Cash flows from operating activities:
 Net income......................................  $    7,687     $    2,856
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization.................       4,635          5,388
   Net periodic pension charge...................         700            700
   Changes in operating assets and liabilities:
    Increase in construction receivables.........     (21,597)       (47,205)
    Increase in construction accounts payable
     and accrued expenses........................      71,686         22,886
    Decrease (increase) in other assets..........      (2,772)         3,640
    Increase in other liabilities................       7,356          8,287
                                                   ----------     ----------
 Net cash provided by (used in) operating
  activities.....................................      67,695         (3,448)
                                                   ----------     ----------
Cash flows from investing activities:
 Purchases of marketable securities..............     (24,391)             -
 Proceeds from sale of marketable securities.....      14,944              -
 Distributions from joint ventures...............          18              -
 Proceeds from sale of real estate, net..........           -          2,514
 Increase in real estate.........................           -           (266)
 Purchases of property & equipment...............      (2,204)        (3,888)
 Proceeds from sale of property & equipment......          27            125
 Repayments on notes receivable..................         458            891
                                                   ----------     ----------
 Net cash used in investing activities...........     (11,148)          (624)
                                                   ----------     ----------
Cash flows from financing activities:
 Common stock issued.............................       1,585            352
 Cash dividends to preferred stockholders........      (1,547)        (1,296)
 Repayments from loan to ESOP....................         762            711
 Principal payments under capital lease
  obligations....................................      (1,001)        (1,122)
 Purchases of treasury stock.....................      (2,014)          (188)
 Payments on borrowings..........................           -           (175)
                                                   ----------     ----------
 Net cash used in financing activities...........      (2,215)        (1,718)
                                                   ----------     ----------
  Net increase (decrease) in cash and
   cash equivalents                                    54,332         (5,790)
  Cash and cash equivalents at beginning
   of period                                          153,241        121,981
                                                   ----------     ----------
 Cash and cash equivalents at end of period......  $  207,573     $  116,191
                                                   ----------     ----------

----------------------------------------------------------------------------

Noncash investing activities:
  Note receivable from sale of net assets
   of construction affiliate.....................  $    1,200     $        -
  Change in unrealized gain on marketable
   securities....................................          17              -
Noncash financing activities:
  Treasury stock issued under stock-based
   compensation plans............................         869              -
  Capital lease obligations incurred
   by the company................................       1,284            989
  Conversion of debenture to Series D
   convertible preferred stock...................           -          6,000



See Notes to Consolidated Financial Statements.

                   The Turner Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                    (in thousands, except share amounts)

1.  Earnings Per Share

    The following table reconciles the components of basic and diluted earnings per share.


                                                          Six Months Ended
                                                              June 30,
                                                         1998          1997
------------------------------------------------------------------------------
Numerator:
  Net income.......................................   $    7,687    $    2,856
  Preferred stock dividends, net of tax benefits...       (1,165)         (913)
                                                      ----------    ----------
  Basic earnings per common share - income
   available for common shareholders...............        6,522         1,943
                                                      ----------    ----------
  Effect of dilutive securities (a):
   Series C preferred stock dividends..............          383             -
   Series D preferred stock dividends..............          255             -
   Series B preferred stock dividends, net of
    tax benefits...................................          527           530
   Series B preferred stock dividend differential..         (527)         (530)
   Interest expense on Series D convertible
    debenture, net of tax..........................            -           148
                                                      ----------    ----------
                                                             638           148
                                                      ----------    ----------

   Diluted earnings per common share - income
    available for common shareholders..............   $    7,160    $    2,091
                                                      ----------    ----------
Denominator:
   Basic earnings per common share - weighted
    average common shares outstanding..............    8,042,785     7,900,087
                                                      ----------    ----------

   Effect of dilutive securities (a):
    Stock-based compensation plans.................      638,538       254,323
    Convertible preferred stock, Series C..........    1,500,000             -
    Convertible preferred stock, Series D..........      900,000       900,000
    Convertible preferred stock, Series B..........    1,264,268     1,269,730
                                                      ----------    ----------
                                                       4,302,806     2,424,053
                                                      ----------    ----------
   Diluted earnings per common share -
    weighted average common and common equivalent
    shares outstanding.............................   12,345,591    10,324,140
                                                      ----------    ----------

Basic earnings per common share....................   $     0.81    $     0.25
Diluted earnings per common share..................   $     0.58    $     0.20


(a)  The common stock equivalent shares for the six months ended
     June 30, 1997 did not include the Series C convertible preferred shares in the calculation of diluted earnings per common share because the effect would be antidilutive.


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

3.  Accounting Pronouncements

    In February 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards
(SFAS) No. 132, "Employers' Disclosures about Pensions and
Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. The Statement does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The disclosure requirements for this statement are effective for fiscal years beginning after December 15, 1997. The Company will conform with the new standard as of December 31, 1998.

    In June 1997, the FASB issued SFAS No. 131," Disclosures about Segments of an Enterprise and Related Information." This statement requires that the Company report financial and descriptive information about its reportable operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. Under this Statement, operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise's chief operational decision-maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company will conform with the new standard as of December 31, 1998.

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

    Losses from real estate operations were $126,000 and $305,000 for the three and six month periods ended June 30, 1998, respectively. Rental and other income and the cost of operations for the first six months of 1998, declined 65% and 69%, respectively, as a result of real estate sales over the past twelve months.

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



                                   SIGNATURES



Pursuant to the requirements of the Securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                THE TURNER CORPORATION
                                                     (Registrant)




Date:  August 10, 1998                        /s/  H. J. Parmelee
                                              ---------------------------
                                                    (Signature)
                                              H. J. Parmelee
                                              President




Date:  August 10, 1998                        /s/  D. G. Sleeman
                                              ---------------------------
                                                    (Signature)
                                              D. G. Sleeman
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Chief Accounting Officer