Form 10-Q
period 1998-09-30
TURNER CORP
filed 1998-11-10
CIK 743475

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 30, 1998              COMMISSION FILE NO. 1-8719
------------------------------------              --------------------------



                             THE TURNER CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                               13-3209884
--------------------------------------------------------------------------------
       (State or other jurisdiction of     (I.R.S.Employer Identification No.)
       incorporation or organization)



      375 HUDSON STREET, NEW YORK, NEW YORK          10014
--------------------------------------------------------------------------------
     (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code:    (212) 229-6000
                                                       --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1998: 7,873,698

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


                        PART I - FINANCIAL INFORMATION


Item 1  FINANCIAL STATEMENTS
------

Company or group of companies for which report is filed:


             THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

  The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the nine months and three months ended September 30, 1998 and 1997, the consolidated statement of changes in stockholders' equity for the nine months ended September 30, 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited, but in the opinion of the company's management reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for any nine month and three month period are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.

                    THE TURNER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                           (unaudited)
                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                              1998          1997
-----------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents............................................       $  197,035       $153,241
Marketable securities................................................           58,593         18,902
Construction receivables:
  Due on contracts...................................................          367,633        334,802
  Retainage..........................................................          191,071        180,329
  Unbilled construction costs and related earnings...................          179,346        139,969
Real estate..........................................................           40,868         44,378
Property and equipment, net..........................................           22,876         23,241
Prepaid pension cost.................................................           61,804         62,854
Other assets.........................................................           15,260         14,971
                                                                            ----------   ------------
Total assets.........................................................       $1,134,486       $972,687
                                                                            ----------   ------------

LIABILITIES

Construction accounts payable and accrued expenses:
  Trade..............................................................       $  555,231       $469,734
  Retainage..........................................................          214,308        189,480
  Billings in excess of construction costs and related earnings......          148,959        105,021
Notes payable........................................................           19,583         21,719
Deferred income taxes................................................           13,452         14,615
Other liabilities....................................................           99,002         95,982
                                                                            ----------   ------------
Total liabilities....................................................        1,050,535        896,551

STOCKHOLDERS' EQUITY

Series C, 8.5% cumulative convertible preferred stock, $1 par value..                9              9
Series D, 8.5% cumulative convertible preferred stock, $1 par value..                6              6
Series B cumulative convertible preferred stock, $1 par value........              839            845
Common stock, $1 par value...........................................            8,375          5,441
Paid in capital......................................................           46,807         50,250
Accumulated other comprehensive income...............................               64              -
Retained earnings....................................................           37,776         26,436
                                                                            ----------   ------------
                                                                                93,876         82,987
Less:  Loan to Employee Stock Ownership Plan                                    (2,248)        (4,349)
       Treasury stock, at cost.......................................           (7,677)        (2,502)
                                                                            ----------   ------------
Total stockholders' equity...........................................           83,951         76,136
                                                                            ----------   ------------
Total liabilities and stockholders' equity...........................       $1,134,486       $972,687
                                                                            ----------   ------------

See Notes to Consolidated Financial Statements.

                    THE TURNER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except share amounts)

                                                         (unaudited)                 (unaudited)
                                                      NINE MONTHS ENDED           THREE MONTHS ENDED
                                                        September 30,               September 30,
                                                      1998          1997          1998          1997
-------------------------------------------------------------------------------------------------------
Value of construction completed (see below).....  $ 3,045,149   $ 2,669,156   $ 1,105,095   $   987,532
                                                  -----------   -----------   -----------   -----------

Revenue from construction contracts.............  $ 2,701,159   $ 2,322,214   $   963,305   $   851,866
Cost of construction contracts..................    2,632,416     2,263,641       938,385       830,511
                                                  -----------   -----------   -----------   -----------
Earnings from construction contracts............       68,743        58,573        24,920        21,355
Construction operating expenses.................       42,144        34,939        14,379        10,519
General & administrative expenses...............        8,193        11,849         2,980         6,451
                                                  -----------   -----------   -----------   -----------
Income from construction operations.............       18,406        11,785         7,561         4,385
Losses from real estate operations (see below)..         (484)         (546)         (179)         (226)
Interest expense................................         (699)       (5,087)         (241)       (1,518)
Other income....................................        6,475         3,118         2,581         1,435
                                                  -----------   -----------   -----------   -----------
Income before income taxes......................       23,698         9,270         9,722         4,076
Income tax provision............................       10,664         4,172         4,375         1,834
                                                  -----------   -----------   -----------   -----------
Net income......................................  $    13,034   $     5,098   $     5,347   $     2,242

Earnings per common share:
  Basic.........................................        $1.41         $0.46         $0.60         $0.21
  Diluted.......................................        $1.00         $0.36         $0.41         $0.16

Weighted average common shares outstanding......    8,040,634     7,915,559     8,036,403     7,945,998
Weighted average common and common equivalent
  shares outstanding............................   12,295,830    10,718,176    12,253,600    12,360,609

-------------------------------------------------------------------------------------------------------

VALUE OF CONSTRUCTION COMPLETED CONSISTS OF THE FOLLOWING:
Revenue from construction contracts...............  $2,701,159   $2,322,214   $  963,305   $851,866
Construction costs incurred by owners in
  connection with work under construction
  management and similar contracts................     343,990      346,942      141,790    135,666
                                                    ----------   ----------   ----------   --------
Value of construction completed...................  $3,045,149   $2,669,156   $1,105,095   $987,532

REAL ESTATE OPERATIONS CONSIST OF THE FOLLOWING:

Real estate sales.................................  $    1,500   $   23,567   $    1,500   $ 20,991
Costs of sales....................................      (1,500)     (23,567)      (1,500)   (20,991)
Rental & other income.............................       1,412        3,664          460        972
Cost of operations................................        (765)      (2,315)        (262)      (669)
Depreciation and amortization expense.............      (1,131)      (1,895)        (377)      (529)
                                                    ----------   ----------   ----------   --------
Losses from real estate operations................  $     (484)  $     (546)  $     (179)  $   (226)

See Notes to Consolidated Financial Statements.

                    THE TURNER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                     (in thousands, except share amounts)

                                                                                  COMPREHENSIVE
                                                                        TOTAL        INCOME
----------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance at January 1................................................   $26,436
Net income..........................................................    13,034        $13,034
Cash dividends on Series C preferred stock..........................      (542)
Cash dividends on Series D preferred stock..........................      (362)
Cash dividends on Series B preferred stock..........................    (1,362)
Tax benefits on Series B preferred stock dividends..................       572
                                                                       -------
Balance at September 30.............................................    37,776
                                                                       -------
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Balance at January 1................................................         -
Net unrealized gains on marketable securities.......................                       64
Other comprehensive income..........................................        64
                                                                       -------        -------
Comprehensive income................................................                  $13,098
                                                                                      -------
Balance at September 30.............................................        64
                                                                       -------
CONVERTIBLE PREFERRED STOCK, SERIES C
Balance at January 1 and September 30...............................         9
                                                                       -------
Convertible preferred stock, Series D
Balance at January 1 and September 30...............................         6
                                                                       -------
CONVERTIBLE PREFERRED STOCK, SERIES B
Balance at January 1................................................       845
Preferred stock retired.............................................        (6)
                                                                       -------
Balance at September 30.............................................       839
                                                                       -------
COMMON STOCK
Balance at January 1................................................     5,441
Three-for-two stock split...........................................     2,720
Common stock issued.................................................       214
                                                                       -------
Balance at September 30.............................................     8,375
                                                                       -------
PAID IN CAPITAL
Balance at January 1................................................    50,250
Three-for-two stock split...........................................    (2,720)
Excess of proceeds over par value of common stock issued............     1,620
Tax benefits from stock options exercised...........................       114
Retirement of Series B preferred stock..............................      (158)
Exercise of stock awards............................................    (2,299)
                                                                       -------
Balance at September 30.............................................    46,807
                                                                       -------
LOAN TO EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
Balance at January 1................................................    (4,349)
Repayment from loan to ESOP.........................................     2,101
                                                                       -------
Balance at September 30.............................................    (2,248)
                                                                       -------
TREASURY STOCK
Balance at January 1................................................    (2,502)
Purchases of treasury stock.........................................    (6,315)
Treasury stock issued...............................................     1,140
                                                                       -------
Balance at September 30.............................................    (7,677)
                                                                       -------
TOTAL STOCKHOLDERS' EQUITY..........................................   $83,951
                                                                       -------

See Notes to Consolidated Financial Statements.

                    THE TURNER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                             (unaudited)
                                                                          NINE MONTHS ENDED
                                                                             September 30,
                                                                           1998        1997
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...........................................................    $ 13,034   $  5,098
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization......................................       7,168      8,084
   Net periodic pension charge........................................       1,050        463
   Stock-based compensation charge....................................           -      4,299
   Changes in operating assets and liabilities:
     Increase in construction receivables.............................     (82,950)   (91,016)
     Increase in construction accounts payable and accrued expenses...     154,263     88,272
     Decrease (increase) in other assets..............................      (2,804)     2,673
     Increase in other liabilities....................................       2,609     21,776
                                                                          --------   --------
 Net cash provided by operating activities............................      92,370     39,649
                                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities...................................     (54,624)         -
 Proceeds from sale of marketable securities..........................      15,054          -
 Distributions from joint ventures....................................          54        590
 Proceeds from sale of real estate, net...............................       1,416     22,872
 Decrease (increase) in real estate...................................         917       (431)
 Purchases of property & equipment....................................      (3,475)    (5,006)
 Proceeds from sale of property & equipment...........................          34        105
 Repayments on notes receivable.......................................         663      1,135
                                                                          --------   --------
 Net cash provided by (used in) investing activities..................     (39,961)    19,265
                                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Common stock issued..................................................       1,834        622
 Cash dividends to preferred stockholders.............................      (2,266)    (2,029)
 Repayments from loan to ESOP.........................................       2,101      1,867
 Principal payments under capital lease obligations...................      (1,519)    (1,653)
 Purchases of treasury stock..........................................      (6,315)      (188)
 Payments on borrowings...............................................      (2,450)   (13,544)
                                                                          --------   --------
 Net cash used in financing activities................................      (8,615)   (14,925)
                                                                          --------   --------
   Net increase in cash and cash equivalents..........................      43,794     43,989
   Cash and cash equivalents at beginning of period...................     153,241    121,981
                                                                          --------   --------
   Cash and cash equivalents at end of period.........................    $197,035   $165,970
                                                                          --------   --------
---------------------------------------------------------------------------------------------

Noncash investing activities:
   Note receivable from sale of net assets of construction affiliate..    $  1,200   $      -
   Change in unrealized gain on marketable securities.................          64          -
Noncash financing activities:
   Treasury stock issued under stock-based compensation plans.........       1,140          -
   Capital lease obligations incurred by the company..................       1,833      1,628
   Conversion of debenture to Series D convertible preferred stock....           -      6,000

See Notes to Consolidated Financial Statements.

                    THE TURNER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)


1.   EARNINGS PER SHARE

     The following table reconciles the components of basic and diluted earnings per share.

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                               1998         1997
----------------------------------------------------------------------------------------------------
Numerator:
 Net income...........................................................     $    13,034   $     5,098
 Preferred stock dividends, net of tax benefits.......................          (1,694)       (1,454)
                                                                           -----------   -----------
 Basic earnings per common share - income
   available for common shareholders..................................          11,340         3,644
                                                                           -----------   -----------

 Effect of dilutive securities (a):
   Series C preferred stock dividends.................................             542             -
   Series D preferred stock dividends.................................             362            85
   Series B preferred stock dividends, net of tax benefits............             790           795
   Series B preferred stock dividend differential.....................            (790)         (795)
   Interest expense on Series D convertible debenture, net of tax.....               -           148
                                                                           -----------   -----------
                                                                                   904           233
                                                                           -----------   -----------
 Diluted earnings per common share - income
   available for common shareholders..................................     $    12,244   $     3,877
                                                                           -----------   -----------

Denominator:
 Basic earnings per common share - weighted average
   common shares outstanding..........................................       8,040,634     7,915,559
                                                                           -----------   -----------

 Effect of dilutive securities (a):
   Stock-based compensation plans.....................................         593,008       633,656
   Convertible preferred stock, Series C..............................       1,500,000             -
   Convertible preferred stock, Series D..............................         900,000       900,000
   Convertible preferred stock, Series B..............................       1,262,188     1,268,961
                                                                           -----------   -----------
                                                                             4,255,196     2,802,617
                                                                           -----------   -----------
 Diluted earnings per common share - weighted average
   common and common equivalent shares outstanding....................      12,295,830    10,718,176
                                                                           -----------   -----------

Basic earnings per common share.......................................     $      1.41   $      0.46
Diluted earnings per common share.....................................     $      1.00   $      0.36

(a) The common stock equivalent shares for the nine months ended September 30, 1997 did not include the Series C convertible preferred shares in the calculation of diluted earnings per common share because the effect would be antidilutive.


2.   STOCK SPLIT

     On July 24, 1998, the Board of Directors authorized a three-for-two stock split, effected in the form of a 50 percent stock dividend that was paid on August 14, 1998 to shareholders of record on August 3, 1998. An amount equal to the par value of the common shares to be issued was transferred from paid in capital to common stock. This transfer has been reflected in the Consolidated Statement of Changes in Common Stockholders' Equity at September 30, 1998. In addition, all references to number of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

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

ITEM 2    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------
          OF OPERATIONS

RESULTS OF OPERATIONS

   The company reported net income of $5.3 million or $0.41 diluted earnings per share for the third quarter of 1998, more than double that of the third quarter of 1997. Basic earnings per share were $0.60 for the third quarter of 1998 versus $0.21 per share for the same period in 1997.

   Value of construction completed, which includes in addition to revenue, construction costs incurred by owners on construction management and similar projects, was $1.1 billion for the third quarter of 1998 versus $988 million for the same period in 1997, an increase of 12%. For the first nine months of 1998, value of construction completed was $3.0 billion versus $2.7 billion for the first nine months of 1997, an increase of 14%. For the first time in company history, value of construction completed through the first nine months exceeded $3 billion.

   Revenue from construction contracts was $963 million for the third quarter of 1998 versus $852 million for the same period in 1997, an increase of 13%. For the first nine months of 1998, revenue from construction contracts was $2.7 billion versus $2.3 billion for the first nine months of 1997, an increase of 16%. This growth reflects the continuation of strong market conditions across the United States in non-residential construction.

   Earnings from construction contracts were $24.9 million for the third quarter of 1998 versus $21.4 million for the same period in 1997, an increase of 17%. For the first nine months of 1998, earnings from construction contracts were $68.7 million versus $58.6 million for the first nine months of 1997. These results reflect not only the growth in construction revenue but also an improvement in margins for new contracts secured over the past several years.

   Construction operating expenses, which are costs incurred by the company's construction operating units and subsidiaries that are not directly attributable and charged to construction contracts, were $14.4 million for the third quarter of 1998 versus $10.5 million for the same period in 1997, an increase of 37%. For the first nine months of 1998, construction operating expenses were $42.1 million versus $34.9 million for the first nine months of 1997, an increase of 21% due primarily to an increase in incentive compensation expense as a result of improved profitability levels of the company and higher levels of construction activity.

   General and administrative expenses, representing corporate overhead expenses, were $3.0 million for the third quarter of 1998 versus $6.5 million for the same period in 1997, a decrease of 54%. For the first nine months of 1998, general and administrative expenses were $8.2 million versus $11.8 million for the first nine months of 1997, a decrease of 31%. The third quarter of 1997 included expenses recognized for stock awards and stock option grants to the Company's Officers and Board of Directors.

   Losses from real estate operations were $179,000 and $484,000 for the three and nine month periods ended September 30, 1998, respectively. Rental and other income and the cost of operations for the first nine months of 1998, declined 61% and 67%, respectively, as a result of real estate sales over the past two years.

   Interest expense was $241,000 for the third quarter of 1998 versus $1.5 million for the same period in 1997, a decrease of 84%. For the first nine months of 1998, interest expense was $699,000 versus $5.1 million for the first nine months of 1997, a decrease of 86% due primarily to lower debt levels in 1998. In December 1997, the Company repaid its $39.5 million 11.74% Senior Notes.

   Other income was $2.6 million for the third quarter of 1998 versus $1.4 million for the same period in 1997, an increase of 80%. For the first nine months of 1998, other income was $6.5 million versus $3.1 million for the first nine months of 1997, an increase of 108% due to increased interest income attributable to higher investment balances maintained by the Company.

   Backlog of value of construction to be completed was $4.64 billion at September 30, 1998 versus $4.01 billion at December 31, 1997, an increase of 16%. Anticipated earnings associated with backlog from construction contracts was $114.7 million at September 30, 1998 versus $104.7 million at December 31, 1997, an increase of 10%. These increases were due to new contracts with a construction value of more than $1 billion being secured for the second consecutive quarter, a record for the company. For the first nine months of 1998, the company has secured new contracts with a construction value of $3.5 billion. This represents $115.6 million more than the entire year of 1997. Estimated earnings from construction contracts cannot and should not be used as the basis of predictions with respect to future net income.

Item 2    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------
          OF OPERATIONS (CONTINUED)


   Because of the varying proportion of construction, construction management and construction consulting contracts, the relationship of value of work completed and earnings from construction contracts are not necessarily meaningful in the short run.

FINANCIAL CONDITION

   At September 30, 1998, the company had cash and marketable securities of $255.6 million, compared with $172.1 million at December 31, 1997 and $122.0 million at the end of 1996.

   Cash flows for the nine months ended September 30, 1998, resulted in a net increase of funds of $43.8 million. Cash flows provided by operating activities amounted to $92.4 million due primarily to an increase in construction activity and the timing of associated receipts and disbursements. Cash flows used in investing activities amounted to $40.0 million which is principally due to the purchases and sales of marketable securities. Cash flows used in financing activities amounted to $8.6 million due primarily to the purchases of treasury stock. In August 1998, the company announced that it had completed the stock repurchase program adopted in November of 1997 under which the company was authorized to purchase up to 5% of the company's common stock. The company also announced adoption of a new stock repurchase program under which up to an additional 5% of the company's common stock may be repurchased. Repurchases may be made from time to time in the open market or in negotiated transactions as market and economic conditions warrant and may be discontinued at any time. The company will fund repurchases through internally generated funds. The company's management believes that the company's financial condition and available credit facilities at September 30, 1998 are sufficient to support the present and prospective levels of the company's operations.

YEAR 2000

   The Year 2000 issue results from computer programs and circuitry that do not differentiate between the year 1900 and the year 2000 because they are written using two- rather than four-digit dates to define the applicable year. If not corrected, many computer applications and date-sensitive devices could fail or create erroneous results by or at January 1, 2000. The Year 2000 issue affects virtually all companies and organizations, including the company.

   The company has developed, circulated and is implementing a plan, the goal of which is to assure that the company will achieve Year 2000 readiness in time to avoid significant Year 2000 failures. The company is proceeding with its assessment of the Year 2000 readiness issues for its computer systems, business processes, facilities and equipment to assure their continued functionality.
The company is also continuing its assessment of the readiness of external entities, such as subcontractors, suppliers, vendors, and customers that interface with the company. Further, the company has developed and is in the process of implementing a contingency plan that is designed to lessen the impact of any year 2000 problems which may ultimately be incurred.

   The company believes based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the year 2000 will not have a material adverse effect on the company's results of operations or financial position. In addition, the company believes that its internal computer systems, facilities, and equipment will be upgraded for Year 2000. However, there is no assurance that all of the planned upgrades will be completed in time or function as intended. In such an event, the company may experience significant disruptions, the cost of which the company is unable to estimate at this time. The company, also, cannot assure that its failure or failure of third parties to address adequately Year 2000 issues will not have a material adverse effect on the company.

                          PART II - OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
------

     (a) Exhibit 11 - Incorporated herein by reference to Note 1 to the Company's Consolidated Financial Statements.

     (b) During the nine months ended September 30, 1998 no Form 8-K was required to be filed reporting any material or unusual charges or credits to income, or any change in independent accountants.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                              THE TURNER CORPORATION
                                              -----------------------------
                                                  (Registrant)



Date:  November 10, 1998                      /s/  R. E. Fee
                                              -----------------------------
                                                     (Signature)
                                              R. E. Fee
                                              President and
                                              Chief Operating Officer



Date:  November 10, 1998                      /s/  D. G. Sleeman
                                              -----------------------------
                                                     (Signature)
                                              D. G. Sleeman
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Chief Accounting Officer