Form 10-K
period 1998-12-31
TURNER CORP
filed 1999-03-04
CIK 743475

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                           Commission File No. 1-8719

                             THE TURNER CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                          13-3209884
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)

          375 Hudson Street, New York, New York               10014
          -------------------------------------               -----
          (Address of principal executive offices)            (Zip Code)

          Registrant's telephone number, including area code: (212) 229-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Exchange
                 Title of Class                    on which registered
          --------------------------               -------------------
          Common Stock, $1 Par Value               New York Stock Exchange
          (with preferred stock purchase rights)

          Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes |X|                No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of February 26, 1999, the aggregate market value on that date of the common stock held by non-affiliates (based upon the last sale price for the common stock on the New York Stock Exchange) was $107,947,744.

      As of February 26, 1999, 7,899,448 shares of Turner's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 - Part III, Items 10-13.

                SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
                  THE SECURITIES LITIGATION REFORM ACT OF 1995

      This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements appear in various places in this Form 10-K, including the sections entitled "Business", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures about Market Risk" and "Financial Statements and Supplementary Data." These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, the following:

o the accuracy of our estimates as to future revenues from and future costs to be incurred on construction projects;
o     our dependence on construction activity in the markets we serve; and
o     the impact of competition and economic conditions on our business.

      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

                                     PART I

Item 1 Business

      Turner, established in 1902, is a holding company predominantly engaged through its subsidiaries in general building construction and construction management in the United States, with limited construction operations abroad. We also have limited real estate operations in the United States. The Turner Corporation establishes general policy direction, coordination and planning, and provides cash management, internal accounting control and other management services for its operating subsidiaries.

      Financial information about our construction and real estate segments appears in the Consolidated Financial Statements and in Note 16 in Part II,
Item 8 of this report.

      Turner is one of the largest construction contractors in the United States. Turner participates in the general building segment of the general building construction market. We are currently one of the leading companies in various sectors of the general building construction market, including the construction of commercial office buildings, healthcare facilities, pharmaceutical plants and R&D laboratories, education and science centers, correctional facilities, sports complexes and distribution/warehouse facilities. Within these market sectors, we have expertise in the construction of many specialty facilities such as hospitals, stadiums, correctional facilities, airport terminals, "clean rooms" and research facilities. Our special projects divisions perform tenant fit-out and renovation work and build smaller, free-standing structures. We do not currently participate in the single-family home market or in heavy construction such as roads, bridges and power plants.


      In our 97-year history, Turner has completed a number of notable projects, including the United Nations Headquarters building, Madison Square Garden and Lincoln Center in New York. More recently, we built the Rock and Roll Hall of Fame and Museum in Cleveland, Ohio, Ericsson Stadium (the home of the Carolina Panthers), Arthur Ashe Stadium (the home of the United States Open Tennis Tournament) and the Swiss Bank Headquarters in Stamford, Connecticut. During 1998, Turner completed projects including Princeton Stadium in Princeton, New Jersey, Swiss Re America Headquarters in Armonk, New York and Shirley Maximum Security Correctional Facility in Shirley, Massachusetts. Over the last year, we began work on several significant projects including the Bristol-Myers Squibb Laboratory Renovation project in New Jersey, new stadiums for the Cincinnati Bengals and Detroit Tigers, and the Merck office complex in West Point, Pennsylvania. In addition, late in 1998, American Airlines awarded us a five-year project for terminal facilities at Miami International Airport. In recent years, we have benefited from repeat business, with approximately 69% of our 1998 contracts coming from repeat customers.

      The U.S. building construction market is comprised of various sectors. Within these sectors, demand may increase or decrease regionally and over time. In addition, the factors that affect demand in the various sectors may be different. For example, commercial construction is typically subject to changes in regional vacancy rates and overall levels of business activity. Demand for health care and education facilities is typically subject to changing demographics and levels of government spending. Ten years ago, we were principally focused in the commercial office building sector. Since that time, we have sought to diversify our business to take advantage of opportunities available in other sectors and to reduce our exposure to cyclical trends affecting only a limited portion of the construction industry. We increased our focus on healthcare facilities, airport terminals, entertainment facilities, such as stadiums, manufacturing facilities, including "clean rooms" and research facilities. Year-to-year operations may be adversely affected by general economic conditions that are unfavorable for business and industry.

Construction Business

      Turner's construction business is conducted by a number of construction subsidiaries. Our principal construction subsidiary is Turner Construction Company. Additionally, two wholly-owned subsidiaries, Universal Construction Company, Inc. and The Lathrop Company, Inc., are active principally in the Southeast and Midwest sections of the United States.

Construction Activities

      Our construction activities include:

      General Contracting (87% of our value of construction completed in 1998). When we act as a general contractor, we normally are responsible for the entire project and are paid the entire price for the completed project. Most aspects of the construction, however, are performed by subcontractors who are paid by us. We plan and schedule the project, procure materials, marshal the workforce required for the project, award subcontracts and direct and manage construction operations. When providing design/build services in general contracting, we design and complete the entire project. We hire the designer, supervise the design and act as a general contractor. These projects are generally not competitively bid, and we believe that our role in the design phase of the project enables us to more accurately estimate the cost of the project. In design/build/finance, we additionally enter into an arrangement with a partner who seeks to arrange financing for the project.

      Construction Management (12% of our value of construction completed in 1998). When we provide construction management services, we monitor and coordinate the progress of the work done by contractors who are typically employed directly by the owner to build the project. Construction management contracts generally involve less risk than do projects in which we are the general contractor. However, the potential profit from construction management contracts is typically less than the potential profit we expect to earn as a general contractor.


      Consulting (1% of our value of construction completed in 1998). When providing consulting services, we act as an advisor to our client. For example, we may provide advice on budget review, constructability, scheduling, materials or building codes. In certain situations, we act as an agent of the client by monitoring the progress of another contractor. We also provide construction maintenance, preconstruction planning, and feasibility studies as part of our consulting services.

      Discussion about our backlog appears in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning in Part II,
Item 7 of this report.

      A portion of Turner's construction activity is performed under payment and performance bonds obtained from our sureties. Projects requiring surety bonds are usually either publicly funded or private projects which often require FHA-type mortgage insurance. While our sureties limit the amount of new payment and performance bonds available, to date this limitation has not restricted our ability to secure new work. There could be circumstances, however, when this limitation could influence our selection of prospective projects to pursue.

      Turner is a partner with Karl Steiner Holding AG ("Steiner Holding") of Switzerland in a joint venture by the name of Turner Steiner International LLC, which provides general contracting, construction management and consulting services outside Turner's and Steiner Holding's traditional home markets.

      Turner is also a partner with EMCON in a joint venture by the name of ET Environmental Corporation, which provides environmental engineering, general contracting and construction management services on environmental projects throughout the United States.

Contracts

      We generally enter into one of the following types of contracts with our clients: guaranteed maximum price, lump sum and cost plus fee. In 1998, consistent with past experience, the majority of our contracts was the result of a negotiation process, as opposed to competitive bidding.

      Guaranteed Maximum Price (55% of our value of construction completed in 1998). With a guaranteed maximum price contract, the owner is required to pay costs, materials and other charges up to a guaranteed maximum price. In many cases, the owner and Turner share the costs savings if the actual costs of construction are less than the guaranteed maximum price. Turner assumes the risk that costs may exceed the guaranteed maximum price. Guaranteed maximum price contracts allow the construction process to begin before plans and specifications are finalized. Normally, the guaranteed maximum price itself is not negotiated until the design is at least 70% complete. Guaranteed maximum price contracts are typically entered into when we perform general contracting services.

      Lump Sum (21% of our value of construction completed in 1998). Under lump sum contracts, there is a fixed price for the project. The fixed price of lump sum contracts eliminates the client's price risk, but there is no sharing of any cost savings. Turner assumes any costs above the fixed price, and any cost savings flow directly to us. On projects which are competitively bid, lump sum arrangements are generally required by the bidding procedures. Lump sum may also be used in negotiated situations. In either event, Turner uses a lump sum contract for a project only if the plans and specifications for the project are complete so as to allow costs to be fully estimated. Lump sum contracts are typically entered into when we perform general contracting services.

      Cost Plus Fee (24% of our value of construction completed in 1998). Under these contracts, the owner is required to pay costs, materials and other charges plus a fee for our services. Cost plus fee contracts expose the client to the risk of cost overruns. For us, cost plus fee contracts normally involve less risk and less profit than lump sum or guaranteed maximum price contracts. Cost plus fee contracts may be entered into when we perform general contracting, construction management or consulting services. Under these contracts, our reimbursable costs and fee may be fixed in amount or subject to a maximum amount.

Business Units

      We have a network of 24 full-service business units and 17 satellite offices located in or near many major cities in the United States. Each business unit or office in the network operates as a decentralized profit center, with each business unit responsible for the creation of an annual profit plan. Each business unit is typically led by a general manager who has the overall responsibility and accountability for the management and operation of the business unit.

      A full-service business unit includes staff in each of our disciplines--business development, estimating, purchasing, accounting, cost control and project management. Many of these support services report directly to the general manager, with the operations manager and project executives assuming responsibility and accountability for operations and project management.


      Most of our 24 full-service units have a special projects division. Each of these divisions is generally set up as an independent profit center within the respective business unit. The special projects divisions perform tenant fit-out and renovation work and build smaller, free-standing structures, such as restaurants, warehouses and convenience stores. In 1998, the special projects divisions had approximately 780 active projects across the United States. The total value of construction completed by the special projects divisions in 1998 was $664 million.

      A satellite office typically engages in business development and project management, delegating staff functions, such as estimating, purchasing, accounting and cost-control to a full-service business unit. Each satellite office also reports to a full-service business unit.


      In general, contracts are secured either through the business development department in the business unit--headed by a senior staff person, usually the Manager of Business Development--or through the Corporate Sales and Marketing Strategies Department at Turner's New York headquarters. The latter department is headed by a Senior Vice President. The Corporate Sales and Marketing Strategies Department also develops sales strategies for Turner and each of the business units and satellite offices and has responsibility for Turner's national accounts. We maintain relationships with local architects, facility managers, and repeat customers with the goal of participating in a project from the planning stage.

Employees

      As of December 31, 1998, we employed approximately 3,200 staff employees, of whom about 1,900 were executives, project managers, superintendents, engineers, purchasing agents, estimators, senior accountants and other supervisory personnel. In addition, we employ supervisors and skilled building workers for construction work which has not been subcontracted to contractors. During 1998, approximately 2,200 supervisors and skilled building workers were employed at various times.

Competition

      The United States building construction industry is intensely competitive and highly fragmented with no participant, we believe, having a greater than 5% market share. We compete both with major contractors and with smaller contractors. Competition in the industry takes a number of forms, including reputation, fee levels, quality of service and degree of risk assumption. Each large population center generally has a number of smaller, locally based building contractors accustomed to undertaking all but the largest and most complicated projects. Also, contractors who have no local presence in areas where we have an office can successfully compete for and obtain projects there, notwithstanding the lack of a local presence.

Real Estate

      During the early 1980's, we acquired and developed a number of real estate properties. In 1987, we decided to cease our real estate development activities and to divest our real estate investments. Since that time, our real estate portfolio has been reduced from a carrying value of more than $240.0 million at the end of 1987 to $40.5 million as of December 31, 1998. Among the properties we currently own, either directly or through joint venture interests, are an air cargo distribution facility in Columbus, Ohio and undeveloped land in Virginia, Illinois and Florida. The air cargo distribution facility is under a lease until 2010 to an investment grade tenant. As of December 31, 1998, the remaining debt on the air cargo facility was $11.4 million. Currently, we have no employees exclusively managing our real estate operations.

Item 2 Properties

      Turner's executive offices and offices of subsidiary companies are located in leased facilities in commercial office buildings, except for Universal Construction Company, Inc. which owns a small office building where its offices are located. Our corporate headquarters and New York business unit occupy 100,000 square feet of space that is leased until 2005. Rental expense for this space during 1998 was $2.63 million. Significant construction projects typically have temporary field offices.

      We lease major construction equipment such as hoists, cranes and personnel lifts from equipment suppliers for use on particular projects and generally own only small tools and other miscellaneous equipment. Universal Construction Company Inc. and The Lathrop Company, Inc. each own construction equipment, earth-moving equipment and small tools.

Item 3 Legal Proceedings

      Given the nature of the construction industry and the contracting process, disputes often arise among builders, subcontractors and customers. These disputes have the potential to result in the assertion of claims and litigation. Each year we incur substantial legal expenses in defense of claims against us and in pursuit of our claims.

      We are a defendant in various litigation incident to our business, and in certain instances the amounts sought include substantial claims and counterclaims. Although we cannot predict the outcome with certainty, in our opinion based on the facts known by us at this time, we anticipate that the resolution of such litigation will not have a material adverse effect on our business, operating results or financial condition.

Item 4 Submission of Matters to a Vote of Security Holders

      None

                                     PART II

Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

      Turner's common stock has been listed and traded on the New York Stock Exchange under the symbol TUR since December 16, 1998. Before that date, it was listed on the American Stock Exchange. The following table sets forth high and low closing prices per share of our common stock. The prices for our common stock have been restated to reflect a three-for-two stock split payable in the form of a 50% stock dividend distributed on August 14, 1998.

                           Quarterly Stock Information

               ----------------------------------------------
                1998              High                   Low
                First           $20.000               $16.500
               Second            20.167                16.333
                Third            18.078                13.750
               Fourth            18.625                14.000

               ----------------------------------------------
                1997              High                   Low
                First            $9.500                $6.833
               Second            11.667                 8.000
                Third            15.333                10.417
               Fourth            17.750                13.083

      No dividends were declared or paid on Turner's common stock in 1998 or 1997. As of February 26, 1999, there were approximately 2,065 record holders of Turner's common stock.

Item 6 Selected Financial Data

The Turner Corporation and Subsidiaries
Five-year Summary of Financial Information
(in thousands, except share amounts)

                                                 1998            1997               1996           1995             1994

Value of construction completed .........   $  4,129,721    $  3,639,754       $  3,317,774    $  3,281,495    $  2,670,433
                                            ------------    ------------       ------------    ------------    ------------
Revenue from construction contracts .....   $  3,698,994    $  3,170,744       $  2,838,052    $  2,727,001    $  2,174,836
Cost of construction contracts ..........      3,600,311       3,084,236          2,765,901       2,658,462       2,118,361
                                            ------------    ------------       ------------    ------------    ------------
Earnings from construction contracts ....   $     98,683    $     86,508       $     72,151    $     68,539    $     56,475

Income from construction operations .....   $     31,174    $     18,185       $      5,304    $     11,285    $      7,103(b)
Income (loss) from real estate operations           (764)           (839)              (383)           (227)          1,312
Net income (loss) .......................         19,633           5,893(a)          (1,695)          1,274           3,650
Basic earnings (loss) per common share:
  Income (loss) before extraordinary loss           2.21            0.85              (0.45)          (0.07)           0.24
  Net income (loss) .....................           2.21            0.49              (0.45)          (0.07)           0.24
Diluted earnings per common share:
  Income before extraordinary loss ......           1.50            0.64                (c)             (c)            0.20
  Net income ............................           1.50            0.41                (c)             (c)            0.20
Dividends per Series C preferred share ..          60.21           85.00              85.00           85.00           85.00
Dividends per Series D preferred share ..          60.21           35.42               --              --              --
Dividends per Series B preferred share ..           2.16            2.16               2.16            2.16            2.16
Stockholders' equity ....................   $     88,766    $     76,136       $     60,130    $     61,296    $     59,216
Weighted average common shares
  outstanding ...........................      8,001,425       7,929,739          7,858,022       7,790,688       7,687,251
Weighted average common and common
  equivalent shares outstanding .........     12,382,739      12,268,714                (c)             (c)       9,053,754
Total assets ............................   $  1,129,063    $    972,687       $    894,596    $    823,963    $    715,329
Notes payable due after one year and
  convertible debenture .................   $     13,481    $     16,770       $     62,593    $     88,613    $     94,891

(a)   Includes extraordinary loss of $2,899, net of tax.
(b)   Includes restructuring credits of $1,145.
(c)   Antidilutive.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Turner determines construction earnings under the percentage of completion method. Under this method, Turner recognizes as earnings that portion of the total earnings anticipated from a contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract. Turner's construction contracts generally extend over more than one year. During the course of the work, we make revisions in costs and earnings estimates in the year in which the facts that require the revision become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that we may revise our estimates from time to time.

      Value of construction completed includes, in addition to revenue from construction contracts, construction costs incurred directly by owners on certain construction management and similar projects. Because of the varying proportion of general building construction, construction management and construction consulting contracts, which generally have different anticipated profit margins, the relationship between the value of work completed and earnings from construction contracts is not necessarily meaningful in the short run.

      Revenue from construction contracts represents the value of construction completed during the period, exclusive of costs incurred by owners in connection with work under construction management and similar contract types. It is a measure of the gross construction revenue that flows directly through Turner from construction contracts.

      Cost of construction contracts includes all direct material, labor and subcontracting costs, and those indirect costs related to contract performance that are identifiable with or allocable to contracts.

      Construction operating expenses are costs incurred by Turner's construction operating units and subsidiaries that are not directly attributable to construction contracts, such as business development, estimating, purchasing, accounting, cost control, general office support and similar costs attributed to our construction activities. These construction operating expenses are expensed as incurred.

      General and administrative expenses represent corporate overhead expenses.

      Value of new contracts secured represents the value of construction to be completed under contracts awarded through formal signed contractual commitments during the period.

      Backlog represents the value of construction to be completed in future periods from contracts secured but not yet started or fully completed. The average duration of a project in backlog, excluding projects to be performed by our special projects divisions, is approximately 18 months. Estimated earnings from construction contracts, which represents the anticipated earnings associated with the estimated value of construction to be completed, cannot and should not be used as the basis for predicting future net income.

      Our cash and cash equivalents and marketable securities balances at any particular time include substantial monies received from owners on construction contracts which have not yet been remitted for the purchase of materials, payment of subcontractors and other construction costs.

Results of Operations

      The following table summarizes the consolidated results of operations and the related percentages of revenues for the years ended December 31, 1996, 1997 and 1998.

                                                                  Years Ended December 31,
                                          ---------------------------------------------------------------------------
                                                  1996                        1997                     1998
                                          -----------------------    ---------------------    -----------------------
                                                                   (Dollars in thousands)
Revenue from construction contracts       $ 2,838,052      100.00%   $ 3,170,744    100.00%   $ 3,698,994     100.00%
Cost of construction contracts              2,765,901       97.46%     3,084,236     97.27%     3,600,311      97.33%
                                          -----------       -----    -----------      ----    -----------       ----
Earnings from construction contracts           72,151        2.54%        86,508      2.73%        98,683       2.67%
Construction operating expenses                52,962        1.87%        52,500      1.66%        53,220       1.44%
General and administrative expenses            13,885        0.49%        15,823      0.50%        14,289       0.39%
                                          -----------       -----    -----------      ----    -----------       ----
Income from construction operations             5,304        0.18%        18,185      0.57%        31,174       0.84%
Losses from real estate operations               (383)      (0.01%)         (839)    (0.03%)         (764)     (0.02%)
Interest expense                               (7,735)      (0.27%)       (6,406)    (0.20%)         (933)     (0.03%)
Interest and other income, net                  1,782        0.06%         5,046      0.16%         7,379       0.20%
                                          -----------       -----    -----------      ----    -----------       ----
Income (loss) before income taxes              (1,032)      (0.04%)       15,986      0.50%        36,856       0.99%
Income tax provision                              663        0.02%         7,194      0.23%        17,223       0.46%
                                          -----------       -----    -----------      ----    -----------       ----
Income (loss) before extraordinary loss        (1,695)      (0.06%)        8,792      0.27%        19,633       0.53%
Extraordinary loss on early
    extinguishment of debt, net of tax           --          --           (2,899)    (0.09%)         --         --
                                          -----------       -----    -----------      ----    -----------       ----
Net income (loss)                         $    (1,695)      (0.06%)  $     5,893      0.18%   $    19,633       0.53%
                                          ===========       =====    ===========      ====    ===========       ====

      Results of Operations 1998 versus 1997

      Revenue from construction contracts was a record $3.7 billion in 1998 versus $3.2 billion in 1997, an increase of 17% due to increased market penetration in the key market sectors in which we compete, particularly the commercial office building sector, as well as an enhanced sales and marketing effort. The value of construction completed was a record $4.1 billion in 1998 versus $3.6 billion in 1997, an increase of 13%.

      Earnings from construction contracts were a record $98.7 million in 1998 versus $86.5 million in 1997, an increase of 14%. The increase in earnings is directly related to the increased revenue from construction contracts in 1998. As a percentage of revenue, earnings from construction contracts decreased slightly to 2.67% in 1998 from 2.73% in 1997. However, as a percentage of the value of construction completed, earnings from construction contracts were 2.39% in 1998 versus 2.38% in 1997.

      Construction operating expenses were $53.2 million in 1998 versus $52.5 million in 1997, an increase of 1%. Due to Turner's increased construction activity in 1998, we were able to allocate a greater percentage of construction operating costs to cost of construction contracts than in 1997. In addition, 1998 includes a net periodic pension credit of $4.2 million versus a $0.6 million charge in 1997 relating to Turner's qualified defined benefit pension plan, due to a higher return achieved on plan assets. The 1998 pension credit was offset by an increase in expenses related to Turner's incentive compensation plan as a result of improved earnings. As a percentage of construction revenue, construction operating expenses were 1.44% in 1998 versus 1.66% in 1997.

      General and administrative expenses were $14.3 million in 1998 versus $15.8 million in 1997, a decrease of 10%. Expenses for 1997 include a non-recurring charge of approximately $2.0 million related to stock awards granted to directors in connection with the termination of the directors' retirement plan.

      Income from construction operations, reflecting the factors discussed above, was $31.2 million in 1998 versus $18.2 million in 1997, an increase of 71%. As a percentage of earnings from construction contracts, income from constructions operations was 32% in 1998 versus 21% in 1997.

      Losses from real estate operations were $0.8 million in 1998 and 1997. We sold one undeveloped land parcel in 1998 for $1.5 million at approximately its carrying value, and entered into a 90 year ground lease arrangement on another land parcel. The ground lease tenant is currently constructing a commercial office building on the site. Our proceeds from real estate sales were approximately $1.4 million in 1998 and $22.9 million in 1997. Rental and other income from real estate operations declined by 55% to $1.9 million in 1998 and the related cost of operations declined by 58% to $1.1 million in 1998, due to the sales of properties in 1998 and 1997. Losses from real estate operations included depreciation and amortization expense of $1.5 million for 1998 and $2.3 million for 1997. Because these expenses are non-cash, Turner's real estate operations generated positive cash flow after payments of interest on real estate debt for each of these years.

      Interest expense was $0.9 million in 1998 versus $6.4 million in 1997, a decrease of 85% primarily due to lower debt levels as a result of real estate sales, debt repayments and the conversion of a debenture. In 1997, we paid down $10.3 million of building mortgages, and in December 1997 we repaid the $39.5 million principal balance of our 11.74% senior notes. Interest expense also decreased as a result of Steiner Holding's election to convert its $6.0 million 8.5% convertible debenture into 6,000 shares of Series D preferred stock as of June 30, 1997.

      Interest and other income, net was $7.4 million in 1998 versus $5.0 million in 1997, an increase of 46%. Interest income was $9.3 million in 1998 versus $5.1 million in 1997, an increase of 82% due to increased income from higher investment balances of cash and cash equivalents and marketable securities. We have been able to maintain these higher investment balances due to increased construction acitivity, higher levels of profitability and improved cash management practices. As noted above, these investment balances consist principally of monies received from owners on construction projects which have not yet been remitted for the purchase of materials, payment of subcontractors and other construction costs. Also included in other income in 1998 is a $2.0 million impairment loss on an investment in a construction material supply company.

      Income taxes. The provision for income taxes resulted in an effective rate of 46.7% in 1998 and 45.0% in 1997. The difference between this rate and the 35% statutory federal rate is primarily due to state and local taxes. The effective rate for 1998 also includes the impact of the non-deductibility of certain operating costs, primarily executive compensation in excess of $1.0 million.

      Net income was $19.6 million in 1998 versus net income of $5.9 million in 1997. The 1997 results included the impact of a $2.9 million extraordinary loss, net of tax, due to the early extinguishment of debt. Basic earnings per share were $2.21 in 1998 versus $0.85 before the extraordinary loss of $0.36, and $0.49 after the extraordinary loss, in 1997, all after taking into account the dividends paid to preferred stockholders. Diluted earnings per share were $1.50 in 1998 versus $0.64 before the extraordinary loss of $0.23, and $0.41 after the extraordinary loss, in 1997.

      Value of new contracts secured was $4.30 billion in 1998 versus $3.37 billion in 1997, an increase of 28%. We attribute the improvement to our increased market penetration in the general building market sectors in which we compete.

      The backlog of value of construction to be completed was $4.50 billion as of December 31, 1998 versus $4.01 billion as of December 31, 1997, an increase of 12%. Anticipated earnings associated with backlog from construction contracts were $113.2 million as of December 31, 1998 versus $104.7 million as of December 31, 1997, an increase of 8%. We attribute these results to increased market penetration in the key market sectors in which we compete and our enhanced sales and marketing effort.

      Approximately 30% of the earnings backlog and 31% of the value of construction backlog relates to work to be performed in 2000 and beyond. Estimated earnings from construction backlog should not be used as a basis for predicting future operating results.

      Results of Operations 1997 versus 1996

      Revenue from construction contracts was $3.2 billion in 1997 versus $2.8 billion in 1996, an increase of 12% due to the continuation of a strong general building construction market across the United States. The value of construction completed was $3.6 billion in 1997 versus $3.3 billion in 1996, an increase of 10%.

      Earnings from construction contracts were $86.5 million in 1997 versus $72.2 million in 1996, an increase of 20%. As a percentage of revenue, earnings from construction contracts increased to 2.73% in 1997 from 2.54% in 1996, its highest level since 1993. These results reflected not only the growth in construction revenues but also an improvement in margins of new contracts secured over the past several years. As of January 1997, Turner stopped pursuing new construction contracts in the Caribbean and ceased its Caribbean operations in March 1998. During 1997, our Caribbean operations incurred losses on construction contracts of $2.0 million due to continued labor inefficiencies and corrective work. In 1996, the Caribbean operations had losses from construction contracts of $4.9 million. Also included in 1996 was the recognition of $5.0 million of losses on a contract in Minneapolis. The losses on the Minneapolis project were principally related to significant changes in the design and scope of the project, which resulted in increased costs and time extensions, as well as certain changes to original estimates of costs. Late in 1998, Turner settled these issues with the owner at an amount within the losses previously recorded.

      Construction operating expenses and general and administrative expenses were $68.3 million in 1997 versus $66.8 million in 1996, an increase of 2%. As a percentage of construction revenue, construction operating expenses and general and administrative expenses were 2.16% in 1997 versus 2.36% in 1996. Expenses for 1997 include a non-recurring charge of approximately $2.0 million related to stock awards granted to directors in connection with the termination of the directors' retirement plan. Included in 1996 were expenses of $2.5 million related to management changes, and the write-off of $1.3 million of goodwill associated with two subsidiaries acquired in the mid 1980's that management determined was impaired.

      Income from construction operations, reflecting the factors discussed above, was $18.2 million in 1997 versus $5.3 million in 1996, an increase of 243%. As a percentage of earnings from construction contracts, income from construction operations was 21% in 1997 versus 7% in 1996.

      Losses from real estate operations were $0.8 million in 1997 versus $0.4 million in 1996, an increase of 119%. We sold three developed properties, a real estate joint venture interest, two land parcels and a number of condominium units in 1997 as we continued to dispose of properties at approximately their carrying values. In 1996, we sold two developed properties and two land parcels, all at approximately their carrying values. Our proceeds from real estate sales were approximately $22.9 million in 1997 and $18.5 million in 1996. Rental and other income from real estate operations declined by 47% to $4.1 million in 1997 and the related cost of operations declined by 40% to $2.7 million in 1997, due to the sales of properties in 1997 and 1996. Losses from real estate operations included depreciation and amortization expense of $2.3 million for 1997 and $3.7 million for 1996. Because these expenses are non-cash, Turner's real estate operations generated positive cash flow after payments of interest on real estate debt for each of these years.

      Interest expense was $6.4 million in 1997 versus $7.7 million in 1996, a decrease of 17% primarily due to lower debt levels as a result of real estate sales, debt repayments and the conversion of a debenture. In 1997, Turner paid down $10.3 million in building mortgages. Interest expense also decreased as a result of Steiner Holding's election to convert its $6.0 million 8 1/2% convertible debenture into 6,000 shares of Series D preferred stock as of June 30, 1997.

      Interest and other income, net was $5.0 million in 1997 versus $1.8 million in 1996, an increase of 183% due to increased interest income attributable to higher investment balances maintained by Turner.

      Income taxes. The provision for income taxes resulted in an effective tax rate of 45.0% in 1997. The difference between this rate and the 34% statutory federal rate is primarily attributable to state and local taxes. In 1996, Turner had a substantial provision for income taxes even though it had a loss before income taxes. This was primarily attributable to state income and other taxes and the non-deductibility of certain operating costs.

      Net income was $5.9 million in 1997 versus a net loss of $1.7 million in 1996. The 1997 results included the impact of a $2.9 million extraordinary loss, net of tax, due to the early extinguishment of debt. Basic earnings per share before the extraordinary loss were $0.85 in 1997 versus a loss of $0.45 per share in 1996, both after taking into account dividends paid to the preferred stockholders. Basic earnings per share were $0.49 after the extraordinary loss of $0.36 in 1997. Diluted earnings per share before the extraordinary loss were $0.64 in 1997. Diluted earnings per share were $0.41 after the extraordinary loss of $0.23 in 1997.

Financial Condition, Liquidity and Capital Resources

      As of December 31, 1998, Turner had cash, cash equivalents and marketable securities of $281.6 million, compared with $172.1 million as of December 31, 1997 and $122.0 million at the end of 1996. Management believes Turner's current cash position, in addition to cash flows from construction activities, its $45.0 million revolving credit facility and amounts available from overnight credit facilities, will be sufficient to support Turner's short-term and foreseeable long-term requirements. Debt maturing in 1999 and capital expenditures in 1999 will be paid from funds generated from operations.

      Cash flows for 1998 resulted in a net increase of funds of $15.6 million. Cash flows provided by operating activities amounted to $124.0 million due primarily to an increase in construction activity and the timing of associated receipts and disbursements. Cash flows used in investing activities amounted to $96.5 million, principally due to purchases and sales of marketable securities. Cash used in financing activities amounted to $11.9 million in 1998 and was primarily attributable to stock repurchases and debt payments.

      In November 1997, we announced the adoption of a stock repurchase program for 5% of our common stock. In August 1998, we announced that we had completed that program and may repurchase up to an additional 5% of our common stock. Repurchases may be made from time to time in the open market or in negotiated transactions as market and economic conditions warrant and may be discontinued at any time. Turner will fund repurchases through internally generated funds.

      Capital expenditures in 1998, excluding real estate related capital expenditures, were $4.9 million versus $6.1 million in 1997, a decrease of $1.2 million. Significant capital expenditures in 1998 included computer hardware and software and leasehold improvements. We do not expect our capital expenditures for 1999 to vary significantly from the level incurred over the last two years. There was $0.1 million in real estate related capital expenditures in 1998 versus $0.4 million in 1997. We do not anticipate any significant real estate related capital expenditures for 1999.

      Turner has a $45.0 million unsecured revolving credit facility that can be used for borrowings for general corporate purposes. The facility matures in 2001 and contains two one-year extension options. Turner also maintains $8.5 million of overnight credit facilities with various banks. Turner had no borrowings under these facilities during 1997 or 1998.

Inflation

      Inflation and price changes during 1998 did not significantly affect the major markets in which Turner conducts its business. In view of the moderate rate of inflation, its impact on our business has not been significant.

Year 2000

      The Year 2000 issue results from computer programs and circuitry that do not differentiate between the year 1900 and the year 2000 because they are written using two- rather than four-digit dates to define the applicable year. If not corrected, many computer applications and date-sensitive devices could fail or create erroneous results before, on or after January 1, 2000. The Year 2000 issue affects virtually all companies and organizations, including Turner.

      Turner has developed, circulated and is implementing a plan, the goal of which is to assure that Turner will achieve Year 2000 readiness in time to avoid significant Year 2000 failures. We are proceeding with our assessment of the Year 2000 readiness issues for our computer systems, business processes, facilities and equipment to assure their continued functionality. We are also continuing our assessment of the readiness of external entities, including subcontractors, suppliers, vendors, and customers that interface with us. To that end, Turner has taken the following actions:

      - Computer Systems. Turner periodically upgrades its computer systems as its needs require. We began to upgrade the software for our internal computer systems in 1997, and we expect to complete this process, including the upgrade of our financial, project management and human resources systems, by the second quarter of 1999. Vendors of our new internal computer systems certified them to be Year 2000 compliant. Turner's computer hardware is limited to stand-alone and networked desk-top systems. Turner has assessed the Year 2000 readiness of its computer hardware and potential risks to Turner's operations, and intends to replace those systems that may pose a risk to Turner's operations in 1999. With regard to computer equipment that is not Year 2000 compliant, but does not pose a risk to Turner, as, for example, a desk-top computer used for word processing, Turner intends in 1999 to replace that equipment as part of routine upgrading.

      - Business Processes. Turner has and continues to assess the potential impact of Year 2000 on its business processes. Internally, Turner has prepared and distributed a memorandum outlining a plan of preparedness to all of Turner's financial managers in our headquarters and business units. The plan requires each manager to assess the risks of Year 2000 issues at his or her business unit or department, and it describes Turner's policies on testing, upgrading, and dealing with third parties as they relate to Year 2000. Each manager is required to report back to headquarters on his or her assessment of the unit's readiness. We have modified our contract terms for any subcontractor hired to install or construct structures or equipment that may be affected by Year 2000 issues. We also require any vendor selling equipment that may be affected by Year 2000 issues to sign a contract. In both cases, the contract terms require the subcontractor or vendor to represent and warrant that the work performed by the subcontractor or the equipment sold by the vendor is Year 2000 compliant. The subcontractor or the vendor also must agree to indemnify Turner and the owner of the building from any claims arising out of the breach of such representation and warranty. Turner is in the process of contacting its key suppliers and subcontractors regarding their Year 2000 readiness.

      - Facilities and Equipment. Turner does not actually own or operate significant construction machinery, but we have implemented a policy of inquiring as to the Year 2000 compliance of subcontractors' equipment and suppliers' products. We have upgraded our phone switch with Year 2000 compliant components in our New York headquarters and are assessing the equipment of other offices. The cost of our phone switch upgrade was under $50,000. Although Turner intends to upgrade its e-mail and networking software and hardware by mid-1999, we will still be vulnerable to any Year 2000 problems incurred by third-party telecommunications companies.

      The costs incurred for upgrading our computer systems are being funded with cash flows from operations. The costs incurred principally relate to new systems being implemented to improve business functionality rather than solely to address Year 2000 issues. These costs have not been and are not expected to be material in relation to Turner's overall results of operations or financial position.

      Turner believes that its internal computer systems, facilities, and equipment will be Year 2000 compliant. However, there is no assurance that all of the planned upgrades will be completed in time or function as intended. As we have no contingency plan other than to deal as expeditiously as possible with situations if and when they arise, we may experience significant disruptions, the cost of which we are unable to estimate at this time. We also believe that disruptions in some of our subcontractors' operations will not significantly affect our projects because we have relationships with other subcontractors with similar expertise. We cannot assume, however, that an adequate supply of subcontractors will be available.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

      Turner does not have a material exposure to risks associated with foreign currency fluctuations related to our operations. Turner does not use derivative financial instruments in its operations or investment portfolio. Turner does not have a material exposure to market risks associated with changes in interest rates given (a) the relative stability of interest rates currently, (b) Turner's lack of significant balances of variable interest rate debt and (c) the absence of a long-term holding strategy for our marketable debt securities. Turner does not believe it has any other material exposure to market risks associated with interest rates.

Item 8 Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Financial Statements:

     Report of Independent Public Accountants..........................    14
     Consolidated Balance Sheets - as of December 31, 1998 and 1997....    15
     Consolidated Statements of Operations - for the years ended
       December 31, 1998, 1997 and 1996................................    16
     Consolidated Statements of Stockholders' Equity - for the years
       ended December 31, 1998, 1997 and 1996..........................    17
     Consolidated Statements of Cash Flows - for the years ended
       December 31, 1998, 1997 and 1996................................    18
     Notes to Consolidated Financial Statements........................ 19-34
     Responsibilities for Financial Reporting..........................    35

Report of Independent Public Accountants

To the Stockholders and Board of Directors of The Turner Corporation:

      We have audited the accompanying consolidated balance sheets of The Turner Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Turner Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                               Arthur Andersen LLP

New York, New York
February 19, 1999

The Turner Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

As of December 31,                                                         1998            1997
------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents .........................................   $   168,879    $   153,241
Marketable securities (Note 2) ....................................       112,766         18,902
Construction receivables: (Note 3)
     Due on contracts .............................................       358,502        334,802
     Retainage ....................................................       188,148        180,329
     Unbilled construction costs and related earnings .............       159,093        139,969
Real estate (Note 4) ..............................................        40,494         44,378
Property and equipment, net (Note 5) ..............................        22,298         23,241
Prepaid pension cost  (Note 10) ...................................        67,066         62,854
Other assets ......................................................        11,817         14,971
                                                                      -----------    -----------
Total assets ......................................................   $ 1,129,063    $   972,687
                                                                      ===========    ===========
Liabilities

Construction accounts payable and accrued expenses:
     Trade ........................................................   $   540,435    $   469,734
     Retainage ....................................................       216,077        189,480
     Billings in excess of construction costs and related earnings        128,029        105,021
Notes payable (Note 6) ............................................        18,891         21,719
Deferred income taxes (Note 7) ....................................        18,417         17,097
Other liabilities .................................................       118,448         93,500
                                                                      -----------    -----------
Total liabilities .................................................     1,040,297        896,551
                                                                      -----------    -----------
Commitments and contingencies (Note 13)

Stockholders' Equity (Note 12)

Preferred stock, $1 par value (2,000,000 shares authorized):
     Series C 8.5% cumulative convertible (9,000 shares issued
        and outstanding; $9,000 liquidation preference) ...........             9              9
     Series D 8.5% cumulative convertible (6,000 shares issued
        and outstanding; $6,000 liquidation preference) ...........             6              6
     Series B cumulative convertible (850,000 shares issued;
        838,731 and 844,966 outstanding) ..........................           839            845
Common stock, $1 par value
     (20,000,000 shares authorized; 8,382,581 and 5,440,738 issued)         8,383          5,441
Paid in capital ...................................................        45,392         50,250
Retained earnings .................................................        44,113         26,436
                                                                      -----------    -----------
                                                                           98,742         82,987
Less:  Loan to Employee Stock Ownership Plan (Note 11) ............        (1,832)        (4,349)
       Treasury stock, at cost (503,434 and 138,509 common shares)         (8,144)        (2,502)
                                                                      -----------    -----------
Total stockholders' equity ........................................        88,766         76,136
                                                                      -----------    -----------
Total liabilities and stockholders' equity ........................   $ 1,129,063    $   972,687
                                                                      ===========    ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

The Turner Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share amounts)

For the years ended December 31,                                      1998            1997           1996
-------------------------------------------------------------------------------------------------------------

Value of construction completed (see below) .................   $  4,129,721    $  3,639,754    $  3,317,774
-------------------------------------------------------------------------------------------------------------
Revenue from construction contracts .........................   $  3,698,994    $  3,170,744    $  2,838,052
Cost of construction contracts ..............................      3,600,311       3,084,236       2,765,901
                                                                ------------    ------------    ------------
  Earnings from construction contracts ......................         98,683          86,508          72,151
Construction operating expenses .............................         53,220          52,500          52,962
General and administrative expenses .........................         14,289          15,823          13,885
                                                                ------------    ------------    ------------
  Income from construction operations .......................         31,174          18,185           5,304
Losses from real estate operations (see below) ..............           (764)           (839)           (383)
Interest expense (Note 16) ..................................           (933)         (6,406)         (7,735)
Interest and other income, net  (Note 14) ...................          7,379           5,046           1,782
                                                                ------------    ------------    ------------
  Income (loss) before income taxes .........................         36,856          15,986          (1,032)
Income tax provision (Note 7) ...............................         17,223           7,194             663
                                                                ------------    ------------    ------------
  Income (loss) before extraordinary loss ...................         19,633           8,792          (1,695)
Extraordinary loss on early extinguishment of debt,
      net of tax (Note 6) ....................................           --            (2,899)           --
                                                                ------------    ------------    ------------
  Net income (loss) .........................................   $     19,633    $      5,893    $     (1,695)
                                                                ============    ============    ============
Basic earnings (loss) per common share:
     Income (loss) before extraordinary loss (Note 15) ......   $       2.21    $       0.85    $      (0.45)
     Extraordinary loss .....................................           --             (0.36)           --
     Net income (loss) ......................................           2.21            0.49           (0.45)
Diluted earnings (loss) per common share:
     Income before extraordinary loss (Note 15) .............   $       1.50    $       0.64             (a)
     Extraordinary loss .....................................           --             (0.23)           --
     Net income .............................................           1.50            0.41             (a)

Weighted average common shares outstanding ..................      8,001,425       7,929,739       7,858,022
Weighted average common and common equivalent shares
     outstanding ............................................     12,382,739      12,268,714             (a)
-------------------------------------------------------------------------------------------------------------
Value of construction completed consists of the following:
Revenue from construction contracts .........................   $  3,698,994    $  3,170,744    $  2,838,052
Construction costs incurred by owners in connection with work
     under construction management and similar contracts ....        430,727         469,010         479,722
                                                                ------------    ------------    ------------
     Value of construction completed ........................   $  4,129,721    $  3,639,754    $  3,317,774
                                                                ============    ============    ============
Real estate operations consist of the following:
Real estate sales ...........................................   $      1,500    $     23,567    $     19,454
Cost of sales ...............................................         (1,500)        (23,567)        (19,439)
Rental and other income .....................................          1,872           4,137           7,834
Cost of operations ..........................................         (1,127)         (2,705)         (4,498)
Depreciation and amortization expense .......................         (1,509)         (2,271)         (3,734)
                                                                ------------    ------------    ------------
     Losses from real estate operations .....................   $       (764)   $       (839)   $       (383)
                                                                ============    ============    ============

(a)   Antidilutive

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

The Turner Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

For the years ended December 31,                            1998                          1997                      1996
--------------------------------------------------------------------------------------------------------------------------------
                                                    Shares        Amount          Shares      Amount           Shares    Amount
                                                  ---------    -----------      ---------    --------          ------   --------
Convertible preferred stock, Series C
Balance as of January 1 and December 31 .....         9,000    $         9          9,000    $      9          9,000   $      9
                                                  ---------    -----------      ---------    --------      ---------   --------
Convertible preferred stock, Series D
Balance as of January 1 .....................         6,000              6           --          --             --         --
Preferred stock issued ......................          --             --            6,000           6           --         --
                                                  ---------    -----------      ---------    --------      ---------   --------
Balance as of December 31 ...................         6,000              6          6,000           6           --         --
                                                  ---------    -----------      ---------    --------      ---------   --------
Convertible preferred stock, Series B
Balance as of January 1 .....................       844,966            845        847,925         848        848,560        849
Preferred stock retired .....................        (6,235)            (6)        (2,959)         (3)          (635)        (1)
                                                  ---------    -----------      ---------    --------      ---------   --------
Balance as of December 31 ...................       838,731            839        844,966         845        847,925        848
                                                  ---------    -----------      ---------    --------      ---------   --------
Common stock
Balance as of January 1 .....................     5,440,738          5,441      5,290,861       5,291      5,270,040      5,270
Three-for-two stock split ...................     2,720,127          2,720           --          --             --         --
Common stock issued .........................       221,716            222        149,877         150         20,821         21
                                                  ---------    -----------      ---------    --------      ---------   --------
Balance as of December 31 ...................     8,382,581          8,383      5,440,738       5,441      5,290,861      5,291
                                                  ---------    -----------      ---------    --------      ---------   --------
Paid in capital
Balance as of January 1 .....................                       50,250                     38,388                    38,305
Three-for-two stock split ...................                       (2,720)                      --                        --
Excess of proceeds over par value of common
     stock issued ...........................                        1,676                      1,328                        83
Exercise of stock awards with treasury stock                        (2,299)                      --                        --
Tax benefits from stock options exercised ...                          216                        309                      --
Retirement of Series B preferred stock ......                         (158)                       (96)                     --
Retirement of common stock purchase rights ..                       (1,573)                      --                        --
Conversion of debenture to Series D preferred
     stock ..................................                         --                        5,994                      --
Issuance of stock awards and stock options ..                         --                        4,327                      --
                                                               -----------                   --------                  --------
Balance as of December 31 ...................                       45,392                     50,250                    38,388
                                                               -----------                   --------                  --------
Retained earnings
Balance as of January 1 .....................                       26,436                     22,580                    26,102
Net income (loss) ...........................                       19,633                      5,893                    (1,695)
Dividends on Series C preferred stock .......                         (542)                      (765)                     (765)
Dividends on Series D preferred stock........                         (361)                      (212)                     --
Dividends on Series B preferred stock........                       (1,815)                    (1,827)                   (1,832)
Tax benefits on Series B preferred stock
     dividends ..............................                          762                        767                       770
                                                               -----------                   --------                  --------
Balance as of December 31 ...................                       44,113                     26,436                    22,580
                                                               -----------                   --------                  --------
Loan to Employee Stock Ownership Plan
Balance as of January 1 .....................                       (4,349)                    (6,595)                   (8,673)
Repayment from loan to ESOP .................                        2,517                      2,246                     2,078
                                                               -----------                   --------                  --------
Balance as of December 31 ...................                       (1,832)                    (4,349)                   (6,595)
                                                               -----------                   --------                  --------
Treasury stock
Balance as of January 1 .....................       138,509         (2,502)        45,549        (391)        51,090       (508)
Three-for-two stock split ...................        69,255           --             --          --             --         --
Purchases of treasury stock .................       417,200         (6,782)        97,079      (2,170)          --         --
Treasury stock issued .......................      (121,530)         1,140         (4,119)         59         (5,541)       117
                                                  ---------    -----------      ---------    --------      ---------   --------
Balance as of December 31 ...................       503,434         (8,144)       138,509      (2,502)        45,549       (391)
                                                  ---------    -----------      ---------    --------      ---------   --------
Total stockholders' equity ..................                  $    88,766                   $ 76,136                  $ 60,130
                                                               ===========                   ========                  ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

The Turner Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

For the years ended December 31,                                             1998         1997         1996
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss) .................................................   $  19,633    $   5,893    $  (1,695)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization expense ...........................      10,842       10,708       12,685
     Net periodic pension charge (credit) ............................      (4,212)         617       (1,227)
     Provision for deferred income taxes .............................       1,320        3,089            5
     Investment impairment ...........................................       2,000         --           --
     Write-off of goodwill ...........................................        --           --          1,290
     Stock-based compensation charge .................................        --          4,379         --
     Extraordinary loss on early extinguishment of debt ..............        --          4,392         --
     Changes in operating assets and liabilities:
       Increase in construction receivables ..........................     (50,643)     (58,697)     (67,087)
       Increase in construction accounts payable and accrued expenses      120,306      104,515       85,350
       Decrease (increase) in other assets ...........................      (1,454)       2,477        3,833
       Increase in other liabilities .................................      26,172       15,428          146
                                                                         ---------    ---------    ---------
   Net cash provided by operating activities .........................     123,964       92,801       33,300
                                                                         ---------    ---------    ---------
Cash flows from investing activities:
   Purchases of marketable securities ................................    (109,036)     (18,902)        (257)
   Proceeds from sale of marketable securities .......................      15,151         --          5,025
   Distributions from real estate joint ventures .....................          54          590        1,215
   Purchases of property and equipment ...............................      (4,914)      (6,117)      (7,371)
   Proceeds from sale of property and equipment ......................          73          502          290
   Proceeds from sale of real estate, net ............................       1,416       22,942       18,509
   Increase in real estate ...........................................         (83)        (431)      (2,143)
   Repayments on notes receivable ....................................         873        1,181        1,295
                                                                         ---------    ---------    ---------
   Net cash provided by (used in) investing activities ...............     (96,466)        (235)      16,563
                                                                         ---------    ---------    ---------
Cash flows from financing activities:
   Common stock issued ...............................................       1,898        1,485          172
   Cash dividends to preferred stockholders ..........................      (2,718)      (2,804)      (2,597)
   Repayments from loan to ESOP ......................................       2,517        2,246        2,078
   Principal payments under capital lease obligations ................      (2,052)      (2,160)      (3,016)
   Retirement of common stock purchase rights ........................      (1,573)        --           --
   Payments on borrowings ............................................      (3,150)     (54,002)     (18,044)
   Proceeds from borrowings ..........................................        --           --          5,507
   Premium on early extinguishment of debt ...........................        --         (3,901)        --
   Proceeds from issuance of treasury stock ..........................        --           --             49
   Purchases of treasury stock .......................................      (6,782)      (2,170)        --
                                                                         ---------    ---------    ---------
   Net cash used in financing activities .............................     (11,860)     (61,306)     (15,851)
                                                                         ---------    ---------    ---------
     Net increase in cash and cash equivalents .......................      15,638       31,260       34,012
     Cash or cash equivalents at beginning of year ...................     153,241      121,981       87,969
                                                                         ---------    ---------    ---------
     Cash and cash equivalents at end of year ........................   $ 168,879    $ 153,241    $ 121,981
                                                                         =========    =========    =========
-------------------------------------------------------------------------------------------------------------
   Non-cash investing activities:
     Note receivable from sale of net assets of construction affiliate   $   1,200    $    --      $    --
   Non-cash financing activities:
     Capital lease obligations incurred by the Company ...............       2,374        2,076        2,568
     Conversion of debenture to Series D convertible preferred stock .        --          6,000         --
     Treasury stock issued under stock-based compensation plans ......       1,140         --           --

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

The Turner Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share amounts)

      The Turner Corporation and Subsidiaries is a construction contractor, which also has limited real estate operations. Turner is predominantly engaged in general building construction and construction management throughout the United States, with limited construction operations abroad. The primary construction market sectors in which we operate are the commercial office building, healthcare, pharmaceutical plants and R&D laboratories, education and science, correctional facilities, sports and distribution/warehouse sectors. Turner also performs interior construction work and construction consulting services. Construction contracts include lump sum contracts, cost plus fee contracts and variations of these types of contracts, including guaranteed maximum price contracts. Specialty trade contractors are used extensively as subcontractors in the performance of our construction contracts.

1. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Turner and our proportionate interest in the accounts of construction affiliates and construction joint ventures. Turner also has investments in real estate joint ventures, which are accounted for under the cost method. All significant intercompany transactions and balances are eliminated. Certain prior year balances have been reclassified in the consolidated financial statements in order to provide a presentation consistent with the current year.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing our financial statements are reasonable and prudent; however, actual results could differ from those estimates.

Construction Operations

      Turner determines construction earnings under the percentage of completion method. Under this method, we recognize as earnings that portion of the total earnings anticipated from a contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract. As our construction contracts generally extend over more than one year, revisions in costs and earnings estimates during the course of the work are reflected in the year in which the facts which require the revision become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that such estimates will be revised over the next year. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Unapproved change orders and claims, primarily due to owner-caused delays, incomplete specifications or similar reasons, are included in earnings from construction contracts at their estimated recoverable amounts based on the related contract costs when realization is probable and the amount can be reliably estimated. Management believes that Turner has contractual or legal bases for pursuing recovery of unapproved change orders and claims. The settlement of these amounts depends on individual circumstances and negotiations with the counterparty; accordingly, the timing of the collection will vary and may extend beyond one year.

      Turner continuously reviews estimated earnings from construction contracts and makes necessary adjustments based on current evaluations of the indicated outcome. In 1998, 1997 and 1996, we wrote down certain construction receivables deemed unrecoverable.

      Cost of construction contracts includes all direct material, labor and subcontracting costs, and those indirect costs related to contract performance that are identifiable with or allocable to contracts. Construction operating expenses are costs incurred by Turner's construction operating units and subsidiaries that are not directly attributable to construction contracts, such as business development, estimating, purchasing, accounting, cost control, general office support and similar costs attributed to our construction activities, and are expensed as incurred.

      Under certain contracts, owners of buildings make payments directly to suppliers and subcontractors for all or for portions of work covered by the contract. Turner considers such costs in determining contract percentage of completion and reports such amounts in the value of construction completed.

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

Depreciation and Amortization

      Turner calculates depreciation on property and equipment, and on real estate primarily on the straight-line method. Estimated useful lives are as follows: buildings and improvements, 20-40 years; office machines and furniture, 5-10 years; and equipment, 3-10 years. Leasehold improvements (Turner as lessee) to property used in our operations are amortized on a straight-line basis over the lease terms. Tenant improvements (Turner as lessor) on real estate properties are amortized on a straight-line basis over the term of the lease. Maintenance and repairs are expensed currently, while expenditures for betterments are capitalized.

Cash and Cash Equivalents

      Turner considers all investments purchased with maturities of 90 days or less to be cash equivalents.

      The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these amounts.

      Other liabilities include approximately $73,600 and $57,600 net payable to banks for checks drawn but not cleared as of December 31, 1998 and 1997, respectively.

Marketable Securities

      Marketable debt and equity securities are classified as available-for-sale and reported at fair value. The fair value of marketable securities is based on quoted market prices for such investments. Unrealized gains and losses, if any, are reported as other comprehensive income. The cost basis of securities is determined on a specific identification basis in calculating gains and losses.

      Interest and dividend income and realized gains and losses on sales of marketable securities are included in Interest and Other Income on the Statements of Operations.

Long-Lived Assets

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

      Deferred income tax assets or liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period.

      Turner does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries since it is our intention to permanently reinvest those earnings outside the United States.

Earnings Per Common Share

      In 1997, Turner adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for prior periods have been restated to conform to the new requirements.

      Basic earnings per common share are based on net income less preferred stock dividends (net of tax benefits relating to Series B preferred stock) divided by the weighted average number of common shares outstanding. Diluted earnings per common share are adjusted to reflect the incremental number of shares issuable under stock-based compensation plans, the assumed conversion of convertible preferred stock and the convertible debenture, and the elimination of the preferred stock dividends and interest expense on the convertible debenture, net of applicable income taxes, if such adjustments are dilutive.

Stock-Based Compensation

      Turner accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock.

Comprehensive Income

      In 1998, Turner adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a separate financial statement. Comprehensive income includes net income plus other comprehensive income, which includes unrealized gains and losses on marketable securities that are "available for sale," changes in additional minimum pension liabilities and changes in foreign currency translation adjustments. Turner has not presented statements of comprehensive income, as other comprehensive income was not material.

2. Marketable Securities

      Marketable securities as of December 31, 1998 and 1997 consisted of the following:

                                                          1998          1997
                                                       --------      --------
Corporate obligations ........................         $ 47,610      $ 18,902
Treasury securities ..........................           16,378          --
State & municipal securities .................           48,778          --
                                                       --------      --------
Total.........................................         $112,766      $ 18,902
                                                       ========      ========

      Realized gains and losses on sales of marketable securities for 1998, 1997 and 1996 were not significant. As of December 31, 1998 and 1997, there were no unrealized gains or losses reported as the market value of the securities approximated cost.

      As of December 31, 1998, scheduled maturities of investments within one year were $37,289, one year to five years were $71,758 and greater than five years were $3,719. As of December 31, 1997, scheduled maturities of investments within one year were $14,700 and within one to five years were $4,202.

3. Construction Receivables and Construction Payables

      Construction receivables include $188,148 of retainage as of December 31, 1998, of which approximately 90% is anticipated to be collected by December 31, 1999.

      The carrying amount of construction receivables and construction payables approximate fair value as these amounts generally are due or payable within our operating cycle.

4. Real Estate

      Turner owns a portfolio of real estate, either directly or through joint venture interests, that includes an air cargo distribution facility, commercial office properties, and undeveloped land. The properties are located in the Southeast, Mid-Atlantic and Midwest regions. The carrying amounts of our interests in developed properties were $19,221 and $20,767 and in undeveloped land parcels were $21,273 and $23,611 as of December 31, 1998 and 1997, respectively. Accumulated depreciation as of December 31, 1998 and 1997 was $24,902 and $23,393, respectively.

      Turner's most significant real estate asset is the air cargo distribution facility located in Columbus, Ohio, with a carrying amount of $16,027 as of December 31, 1998, which is under a long term lease until 2010 to an investment grade tenant. With recent improvements in the real estate markets, we have been able to sell certain developed and undeveloped properties at approximately their carrying amounts. The remaining properties will be held until such time that they can be sold for prices which we believe reflect reasonable values. Management anticipates a longer holding period may result for our undeveloped land parcels, as land values have generally been slower to recover than developed properties. Turner actively monitors market conditions and evaluates economic and market factors to estimate the fair values of the properties and the appropriate timing of disposition, both of which may change with changes in economic and market conditions.

5. Property and Equipment

      Property and equipment as of December 31, 1998 and 1997 consisted of the following:

                                                              1998       1997
                                                           ========    ========
       Buildings and improvements ......................   $ 15,405    $ 14,526
       Office machines and furniture ...................     29,090      26,921
       Equipment .......................................     24,674      22,225
                                                           --------    --------
       Total ...........................................     69,169      63,672

       Less:  accumulated depreciation
              and amortization .........................    (46,871)    (40,431)
                                                           --------    --------
       Net .............................................   $ 22,298    $ 23,241
                                                           ========    ========

6. Notes Payable

      Notes payable as of December 31, 1998 and 1997 consisted of the following:

                                                              1998        1997
                                                           ========    ========
       Revenue bonds ...................................   $ 11,400    $ 12,100
       Employee Stock Ownership Plan ...................      2,650       5,100
       Capital lease obligations .......................      4,841       4,519
                                                           --------    --------
       Total ...........................................   $ 18,891    $ 21,719
                                                           ========    ========

Revenue Bonds

      Adjustable rate revenue refunding bonds are collateralized by letters of credit and mature in varying installments through 2010. The bonds bear interest at a weekly variable rate. The weighted average interest rate for 1998, 1997 and 1996 was 3.48%, 3.72% and 3.53%, respectively. The bonds are supported by a letter of credit which carries an annual fee of 1.25%.

Employee Stock Ownership Plan (ESOP)

      This loan was used to fund Turner's loan to the ESOP and matures in July 1999. Interest is payable at a variable rate equal to 83% of the prime rate or a percentage of LIBOR, at our option. The loan is collateralized by a first mortgage on a real estate property and letters of credit. The loan allows for collateral substitution and upon disposition of such property may require additional collateral to maintain loan-to-value relationships. The weighted average interest rate for 1998, 1997 and 1996 was 6.15%, 6.09% and 5.99%, respectively. The loan agreement contains various financial covenants, including the maintenance of a minimum amount of stockholders' equity and debt coverage ratio. As of December 31, 1998, the minimum stockholders' equity required was $59,877 and increases by the sum of 50% of the consolidated net income and the aggregate net proceeds received from the issuance of equity securities for each subsequent fiscal year.

Capital Lease Obligations

      Turner leases certain computer equipment and vehicles under agreements which are classified as capital leases. The weighted average implicit interest rates for 1998, 1997 and 1996 were 6.83%, 6.69% and 6.69%, respectively. The leases have original terms of three years and payments under the leases are due in varying installments through 2001.

Revolving Credit Facility

      In September 1998, Turner amended its unsecured revolving credit facility to provide for borrowings up to $45,000, the proceeds of which can be used for general corporate purposes. Turner had no borrowings under this facility at any time during 1998 or 1997. Up to $10 million of the facility may be used for letters of credit. The facility matures in July 2001, with two options to extend an additional one year each up to June 2003. The current facility permits us to choose between various interest rate options. We pay an annual commitment fee on the unused portion of the facility ranging from 0.25% to 0.5%. The facility contains various financial covenants, the most restrictive of which is the fixed-charge coverage ratio.

Other Credit Facilities

      Turner maintains overnight credit facilities of $8,500 with various banks at varying rates. Turner did not use any of these facilities during 1998 or 1997. The facilities are subject to periodic renewal from the banks and certain facilities carry annual commitment fees ranging from 0.375% to 0.5%. During 1996, the weighted average interest rate was 8.80%.

Senior Notes

      On December 22, 1997, Turner exercised its option to prepay the senior notes which had a remaining balance of $39,500. The senior notes were scheduled to mature in 2001 and carried interest at a fixed rate of 11.74%. Under the note agreement, we were required to pay a make-whole premium upon any debt prepayment, which is reflected as an extraordinary loss of $2,899, net of tax.

Building Mortgages

      The variable rate mortgages were retired upon the sale of the underlying properties in August 1997 and October 1996. The weighted average interest rate for 1997 and 1996 on the variable rate mortgages was approximately 8.64% and 8.80%, respectively. The fixed rate mortgages, which carried interest of 7% and 7.375%, were retired in December 1997 and September 1997 upon the sale of the underlying properties.

Convertible Debenture

      The $6,000 8.5% convertible debenture was scheduled to mature in July 1997. In June 1997, the holder exercised its option to convert the full debenture principal balance into 6,000 shares of Series D preferred stock.

     Aggregate maturities of notes due are as follows:

       1999        2000        2001         2002         2003     Thereafter
      -----       -----       -----        -----       ------     ----------
      $5,410      $2,445      $1,889       $1,347       $1,100     $6,700

      Turner was in compliance with all financial covenants under its credit facilities as of December 31, 1998.

      Interest expense approximates amounts paid for the years ended December 31, 1998, 1997 and 1996.

      As of December 31, 1998, the carrying value of the real estate that was pledged as collateral for notes payable was $22,253.

      The fair value of notes payable is estimated based on our year-end, risk-adjusted incremental borrowing rate for similar liabilities. As of December 31, 1998 and 1997, the carrying amount of notes payable approximated fair value.

7. Income Taxes

      The components of the income tax provision are as follows:

                                          1998           1997           1996
                                          ----           ----           ----
Current:
    Federal ....................        $13,745        $ 2,889        $   139
    State & local ..............          2,158          1,216            519
                                        -------        -------        -------
                                         15,903          4,105            658
                                        -------        -------        -------
Deferred:
    Federal ....................          1,267          3,089              5
    State ......................             53           --             --
                                        -------        -------        -------
                                          1,320          3,089              5
                                        -------        -------        -------
Total ..........................        $17,223        $ 7,194        $   663
                                        =======        =======        =======

      The current federal provisions for the years ended December 31, 1997 and 1996 reflect the benefit of the utilization of net operating loss carryforwards of approximately $10,600 and $3,000, respectively. The extraordinary loss on early extinguishment of debt in 1997 is reported net of the related tax benefit of $1,493.

      Deferred income taxes result from temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities. The source of these differences and tax effect of each as of December 31, 1998 and 1997 are as follows:

                                                    Deferred Income Tax
                                                      Liability (Asset)
                                                    -------------------
                                                    1998            1997
                                                    ----            ----
     Employee benefit plans ................     $ 22,678        $ 20,614
     Depreciation ..........................        3,699           3,922
     Real estate properties ................       (2,307)         (2,592)
     Federal net operating loss benefits ...       (2,229)         (2,165)
     Investment impairment .................         (820)           --
     Jobs credit carryforward ..............         (202)           (202)
     Deferred compensation plan ............         (763)           (646)
     Contributions carryover ...............         (860)         (1,445)
     Other .................................         (779)           (389)
                                                 --------        --------
     Total..................................     $ 18,417        $ 17,097
                                                 ========        ========

      As of December 31, 1998, Turner had recorded $7,960 of deferred tax assets resulting principally from net operating loss carryforwards and deductible temporary differences related to real estate properties. Management believes that no valuation allowance is required for these assets due to the future reversals of existing taxable temporary differences primarily related to Turner's employee benefit plans.

      A comparison of the federal statutory rate with Turner's effective tax rate is as follows:

                                                     1998      1997    1996
                                                    ------    -----   ------
Statutory federal income tax rate (benefit) .....     35.0%    34.0%   (34.0)%
State and local taxes, net of federal benefit ...      6.0      7.6     33.2
Non-deductible executive compensation............      2.8       --       --

Goodwill amortization and write-off .............      0.8      0.6     51.9
Other ...........................................      2.1      2.8     13.1
                                                      ----     ----     ----
    Effective tax rate ..........................     46.7%    45.0%    64.2%
                                                      ====     ====     ====

      Income taxes paid were $16,285, $2,069 and $1,276 for 1998, 1997, and
1996, respectively.

      For federal income tax purposes, Turner has available as of December 31, 1998 a net operating loss carryforward of $6,368 that is available to offset future taxable income and expires in 2009.

      The deferred tax liability related to cumulative undistributed earnings of foreign subsidiaries that were permanently reinvested was $60 as of December 31, 1998.

8. Incentive Compensation Plans

      Turner sponsors an Incentive Compensation Plan (ICP) which authorizes payments of awards to executive officers and other designated employees in the form of cash. The award may be deferred in part at the election of the recipient. The committee that administers the plan determines the particular recipients who are to receive awards and the amounts of their respective awards. The amounts charged to expense in 1998 and 1997 were $9,341 and $4,621, respectively.

9. Stock-Based Compensation Plans

      Turner has a stock incentive plan adopted in 1998, a non-qualified stock option plan adopted in 1997, and an incentive stock option plan adopted in 1992. The 1998 plan provides for the granting of employee options, stock appreciation rights, dividend equivalent rights, restricted stock, performance units and performance shares to employees, officers and directors of Turner. The 1998 plan provides for awards to be granted at a price at the discretion of the compensation committee. The 1992 and 1997 plans provide for the granting of options to officers, directors and designated employees to purchase shares of common stock of Turner. The 1992 plan provides for options to be granted at a price not less than the market price of the common stock on the date of grant, while the 1997 plan provides for options to be granted at a price that is not less than 85% of the average market price of the stock for the twenty trading days prior to the date of grant. In addition, the incentive stock option plans adopted in 1981 and 1986 have been terminated and no new options can be granted under these plans, although unexercised options remain outstanding.

      Turner may grant options or awards for up to 750,000 shares of common stock under the 1998 plan. Turner may grant options for up to 600,000 and 750,000 shares of common stock under the 1992 and 1997 plans, respectively. Options and awards granted generally vest up to three years from the date of grant. Options and awards are exercisable generally in whole or in part up to ten years from the date of grant. The vesting period and term of the options and awards may vary and are at the discretion of the compensation committee.

      In 1997, a total of 340,500 stock awards of Turner's common stock were granted to the Chairman and to certain directors. The stock awards, which were fully vested at the date of grant, had a weighted average fair value of $10.83 at the date of grant and are subject to certain contractual restrictions. The award granted to the Chairman was distributed in March 1998. The awards to directors were granted in lieu of vested retirement benefits and will be distributed to directors on the ninetieth day following the later of their seventieth birthday or their ceasing to be a director. In conjunction with these distributions, Turner may withhold shares to satisfy tax withholding requirements.

      Turner accounts for these plans using the intrinsic value based method, under which compensation cost is recognized on the date of grant to the extent the exercise price is less than the market price of the underlying stock at the date of grant. In 1997, compensation costs of $4,379 were recognized related to the stock awards and stock options granted during the year. If Turner had decided to account for stock-based compensation awards using the fair value based method, under which compensation cost would be measured at the grant date based on the fair value of the awards and recognized over the vesting period, Turner would have recognized additional compensation costs, net of tax, of $1,644 in 1998, lower compensation costs, net of tax, of $38 in 1997 and additional compensation costs, net of tax, of $123 in 1996. As a result, basic earnings per common share would have been $0.21 lower in 1998, $.01 higher in 1997, and $0.01 lower in 1996. Diluted earnings per common share would have been $0.13 lower in 1998, unchanged in 1997, and $0.01 lower in 1996. Since the fair value based method has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

      The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0.0%, 0.0% and 2.5%; expected volatility of 32%, 33% and 30%; risk-free interest rates of 5.66%, 6.52% and 6.06% for stock options granted to officers and designated employees and 5.43%, 6.13% and 6.50% for options granted to non-employee directors; and expected lives of five years for all plans.

      A summary of the status of Turner's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years then ended is presented in the table below:

                                                            1998                      1997                     1996
                                                  -----------------------   -----------------------   ---------------------
                                                                 Wtd. Avg.                Wtd. Avg.               Wtd. Avg.
                                                                 Exercise                  Exercise                Exercise
                                                    Amount        Price      Amount         Price      Amount       Price
                                                    ------        -----      ------         -----      ------       -----
Outstanding as of January 1 ..................    1,285,513      $ 8.16    1,065,102       $ 7.75    1,127,397       $ 8.31
Granted at market price ......................      543,470       18.41      229,500        10.76      139,875         6.02
Granted below market price ...................         --          --        329,664         7.39         --           --
Exercised ....................................     (210,530)       8.17     (216,465)        6.61      (22,350)        5.33
Canceled .....................................      (12,818)      10.60     (122,288)       10.06     (179,820)       10.21
                                                  ---------                ---------                 ---------
Outstanding as of December 31 ................    1,605,635       11.61    1,285,513         8.16    1,065,102         7.75
Exercisable as of December 31 ................      711,939        9.82      764,037         7.73      948,177         7.98
Weighted average fair value of options granted
   at market price ...........................                     7.18                      4.28                      1.75
Weighted average fair value of options granted
   below market price ........................                     --                        4.60                      --

      The following table summarizes information about options outstanding as of December 31, 1998:

              Options Outstanding                         Options Exercisable
----------------------------------------------------   -------------------------
               Wtd. Avg.
               Remaining       Range of     Wtd. Avg.                  Wtd. Avg.
     Amount   Contractual      Exercise     Exercise     Amount        Exercise
Outstanding    Life (years)      Price        Price    Exercisable        Price
-----------   -------------  ------------   --------   -----------     --------
   293,051        5.2        $ 5.16-7.30     $ 5.59      293,051        $ 5.59
   541,564        5.6          7.39-10.17      8.35      236,084          9.59
   283,950        8.5         10.58-15.50     11.69       73,200         14.34
   487,070        9.4         16.50-18.88     18.81      109,604         18.59
----------                                               -------
 1,605,635        7.2          5.16-18.88     11.61      711,939          9.82
==========                                               =======

10. Employee Benefit Plans

Defined Benefit Pension Plans

      Turner has a noncontributory defined benefit pension plan which covers salaried employees who meet minimum age and length of service requirements. In 1991, Turner curtailed its defined benefit pension plan such that benefits do not accrue to plan participants for future years of service under the benefit formula. Benefits earned prior to the curtailment were based on members' years of service and averaged final salary.

      In 1994, Turner amended the defined benefit pension plan to add a cash balance plan feature, to provide benefits to plan participants that were previously provided under a defined contribution retirement plan. Past benefits earned by plan participants prior to curtailment were not changed and benefits earned by participants for future service are provided under a different benefit formula. New participants earn benefits only under the revised formula. The new benefit formula provides for credits into notional individual account balances based upon salary and years of service. Management anticipates that the cash balance plan will result in a reduction of the prepaid pension asset in future years.

      Turner amortizes unrecognized prior service costs related to the curtailed benefits on a straight-line basis over a period not exceeding the average life expectancy of retirees. Turner amortizes the full amount of the unrecognized net actuarial gains and losses on a straight-line basis over the average remaining service period of employees.

      Plan assets consist primarily of pooled equity, debt and short-term investment funds, a pooled real estate equity fund and 1,162,500 shares of Turner's common stock.

      The following table sets forth the funded status of the defined benefit pension plan and the amounts recognized in the financial statements as of December 31, 1998 and 1997:

                                                            1998         1997
                                                          --------    ---------
Change in projected benefit obligation:
     Benefit obligation as of January 1 ..............   $ 159,490    $ 133,911
     Service cost ....................................      10,325        9,662
     Interest cost ...................................      11,590       10,624
     Plan amendments .................................       2,446         --
     Actuarial losses ................................      20,855       14,971
     Benefits paid ...................................     (11,925)      (9,678)
                                                         ---------    ---------
     Benefit obligation as of December 31 ............     192,781      159,490
                                                         ---------    ---------

Change in plan assets:

     Fair value of plan assets as of January 1 .......     257,164      207,886
     Actual return on plan assets ....................      41,064       58,956
     Benefits paid ...................................     (11,925)      (9,678)
                                                         ---------    ---------
     Fair value of plan assets as of December 31 .....     286,303      257,164
                                                         ---------    ---------

Plan  assets in excess of projected benefit obligation      93,522       97,674
Unrecognized net actuarial gains .....................     (36,877)     (43,095)
Unrecognized prior service cost ......................      11,302       10,036
Unrecognized net transition asset ....................        (881)      (1,761)
                                                         ---------    ---------
     Prepaid pension cost ............................   $  67,066    $  62,854
                                                         =========    =========

      The components of the net periodic pension charge (credit) recognized for 1998, 1997 and 1996 were:

                                          1998        1997        1996
                                       --------    --------    --------
Service cost .......................   $ 10,325    $  9,662    $  8,432
Interest cost ......................     11,590      10,624       9,301
Expected return on plan assets .....    (22,637)    (19,411)    (18,348)
Amortization of net transition asset       (881)       (881)       (881)
Amortization of prior service cost .      1,180       1,098         777
Net actuarial gains recognized .....     (3,789)       (475)       (508)
                                       --------    --------    --------
Net periodic pension charge (credit)   $ (4,212)   $    617    $ (1,227)
                                       ========    ========    ========

      The weighted average assumptions used in measuring the actuarial amounts for the plan were:

                                                          1998    1997    1996
                                                          ----    ----    ----
Discount rate ........................................... 6.50%   7.25%   7.50%
Rate of compensation increase - cash balance plan ....... 6.00%   4.75%   4.25%
Expected long-term rate of return on plan assets ........ 9.00%   9.59%   9.64%

      Turner also sponsors three non-qualified defined benefit plans relating to officers and directors. The net periodic benefit cost of the plans was $447 and $370 for 1998 and 1997, respectively. As Turner funds these plans on a pay-as-you-go basis, there were no plan assets as of December 31, 1998 and 1997. The accrued projected benefit obligation for the plans was $2,033 and $1,487 as of December 31, 1998 and 1997, respectively.

Defined Contribution Pension Plan

      Turner sponsors a Section 401(k) tax deferred savings plan which covers salaried employees who meet minimum age and length of service requirements. Matching contributions are based on employee contributions and are limited to one-half of the first 3% of the employee's compensation. The aggregate amount charged to expense was $2,161, $1,911, and $1,742 in 1998, 1997 and 1996,
respectively.

Postretirement Benefit Plan

      Employees retiring from Turner and eligible for an immediate benefit from the retirement plans (generally age 55 with 15 years of service) are eligible to continue their current medical insurance coverage into retirement. The medical benefits continue to be subject to deductibles, co-payment provisions and other limitations. Retirees pay for a portion of the total cost of their medical insurance which is dependent on the individual's total years of service at retirement. The medical plans of Turner are funded on a pay-as-you-go basis.

      The following table sets forth the funded status of the postretirement benefit plan and the amounts recognized in the financial statements as of December 31, 1998 and 1997:

                                                            1998        1997
                                                          --------     -------
Change in accumulated postretirement benefit obligation:
     Benefit obligation as of January 1 ................   $ 21,332    $ 21,601
     Service cost ......................................        469         425
     Interest cost .....................................      1,538       1,490
     Plan participants contributions ...................        470         430
     Actuarial losses (gains) ..........................      1,746      (1,084)
     Benefits paid .....................................     (1,670)     (1,530)
                                                           --------    --------
     Benefit obligation as of December 31 ..............   $ 23,885    $ 21,332
                                                           --------    --------
Change in plan assets:
     Fair value of plan assets as of January 1 .........   $   --      $   --
     Actual return on plan assets ......................       --          --
     Employer contributions ............................      1,200       1,100
     Plan participants' contributions ..................        470         430
     Benefits paid .....................................     (1,670)     (1,530)
                                                           --------    --------
     Fair value of plan assets as of December 31 .......   $   --      $   --
                                                           --------    --------
Accumulated postretirement benefit obligation in excess
     of plan assets ....................................   $(23,885)   $(21,332)
Unrecognized net actuarial gains .......................       (629)     (2,390)
Unrecognized net transition obligation .................     13,865      14,856
                                                           --------    --------
Accrued postretirement benefit obligation ..............   $(10,649)   $ (8,866)
                                                           ========    ========

      The components of the net periodic postretirement benefit cost for 1998, 1997 and 1996 were:

                                                     1998       1997       1996
                                                   -------    -------    -------
Service cost ...................................   $   469    $   425    $   371
Interest cost ..................................     1,538      1,490      1,546
Amortization of net transition obligation ......       991        991        991
Net actuarial gains recognized .................       (15)       (57)      --
                                                   -------    -------    -------
Net periodic postretirement benefit cost .......   $ 2,983    $ 2,849    $ 2,908
                                                   =======    =======    =======

      The accumulated postretirement benefit obligation and net periodic postretirement benefit cost were computed using an assumed weighted average discount rate of 6.50% in 1998, 7.25% in 1997 and 7.50% in 1996. The health care cost trend rate was assumed to be 8% in 1998 decreasing by 1% a year to 6% in 2000 and 5.5% in 2001 and beyond. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                      1% Increase   1% Decrease
                                                      -----------   -----------
   Aggregate effect on annual service cost and
     interest cost...................................  $     94      $   (85)
   Effect on accumulated postretirement
     benefit obligation..............................     1,353       (1,248)

      In 1998, Turner adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised the disclosures about its employee benefit plans. The statement did not change the measurement or recognition of those plans. Turner has restated prior years to conform to the new disclosure requirements.

      Employee benefit plan obligations are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in those assumptions as well as changes in actual experience could cause these estimates to change within the next year.

11. Employee Stock Ownership Plan

      Turner has a leveraged Employee Stock Ownership Plan (ESOP) for salaried employees who meet minimum age and length of service requirements. To fund the ESOP, Turner originally borrowed $18,092. Proceeds of this borrowing were loaned to the ESOP, which purchased 850,000 shares of Series B convertible preferred stock.

      Eligible employees are allocated the Series B stock over the term of the ten-year ESOP loan as the loan is repaid. The allocated shares vest after five years of service. As of December 31, 1998, the number of allocated and unallocated shares were 779,715 and 59,016, respectively.

      The Series B stock is callable, in whole or in part, at the option of Turner, at a price per share expressed as a percentage of the issue price of $21.29. At our option, the call may be satisfied by common shares, cash or a combination thereof. The call price was 112% in 1994 and decreases annually to 100% in July 1999. The trustee may, at any time, convert each share of Series B stock into one and one-half shares of common stock.

      Prior to the retirement of the ESOP debt, employees can only redeem their vested preferred shares upon death or age 70-1/2. Once the debt is retired, shares can be redeemed at retirement, termination or death. The redemption value is established at the end of each year by an independent appraiser. The latest appraised value, dated February 26, 1999, was $28.49 per preferred share. At Turner's option, redemption by an employee may be satisfied by common shares, cash or a combination thereof.

      The Series B preferred stockholders are entitled to the same voting rights as the holders of the number of shares of common stock into which the Series B stock held is convertible. Dividends on Series B stock are $2.16 per share per annum.

      The loan to the ESOP is on the same terms as Turner's bank loan. The ESOP will repay the loan (plus interest) with proceeds from the quarterly dividends paid on the allocated and unallocated Series B stock and contributions from Turner. All contributions to the ESOP in excess of dividends are treated as compensation expense. The fair value of the loan receivable from the ESOP is estimated based on estimated future cash flows discounted at a risk-adjusted rate. As of December 31, 1998 and 1997, the carrying amount approximated fair value.

      Compensation expense and interest income for the years ended December 31, 1998, 1997 and 1996 were:

                                                  1998       1997        1996
                                                  ----       ----        ----
 Compensation expense........................     $857       $726        $632
 Interest income.............................      222        352         464

      The interest income earned by Turner on the ESOP loan offsets the interest expense incurred on the original borrowing, with no impact on the results of operations.

12. Stockholders' Equity

      On July 24, 1998, the Board of Directors declared a three-for-two stock split of Turner's common stock, effected in the form of a 50% stock dividend paid on August 14, 1998 to all stockholders of record on August 3, 1998. All agreements concerning stock options and other commitments payable in shares of Turner's common stock provide for the issuance of additional shares due to the declaration of the stock split. Historical share and per share amounts in the financial statements have been adjusted to reflect the stock split on a retroactive basis. However, share amounts presented in the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity reflect the actual share amounts outstanding for each period presented. In connection with the stock split, $2,720 was transferred to common stock from the paid in capital account as the common stock's par value remained at $1.00 per share.

      On July 20, 1992, Turner sold Karl Steiner Holding AG ("Steiner") 9,000 shares of Series C 8.5% convertible preferred stock and 6,000 shares of Series D 8.5% convertible preferred stock for a total of $15,000. On July 22, 1992, the Series D stock was exchanged for an 8.5% convertible debenture due in 1997 in the principal amount of $6,000. On June 30, 1997, the 8.5% debenture was converted into 6,000 shares of Series D 8.5% convertible preferred stock.

      The Series C stock is convertible into 1,500,000 shares of common stock or can be exchanged for 9,000 shares of Series E 8.5% convertible preferred stock (which is substantially identical to the Series C stock, except as to transferability and election of directors). The Series D stock is convertible into 900,000 shares of common stock. The Series C and the Series D stocks have, and the Series E stock will have, a liquidation preference of $1,000 per share. At their option, the holders of the Series C, Series D and Series E stock will have the right to convert either the full amount or a partial percentage into common stock.

      While the Series C stockholders own securities constituting (on an as-converted basis) more than 10% of Turner's outstanding common stock, on a fully diluted basis, the Series C stockholders have the right to elect, as a class, between one and three directors, depending on the percentage of the outstanding stock owned. Holders of Series D and Series E stock, and Series C stock (except when they are entitled to elect at least one director as a class), vote on an as-converted basis as though they held common stock. Holders of Series C or Series D stock also have the right to elect a director if Turner is six quarters or more in arrears in paying dividends.

      In connection with the purchase of Turner's securities by Steiner, we executed an agreement providing us and Steiner with certain rights, obligations and options which terminate on June 30, 2002, unless extended.

      Under this agreement, Steiner has the right of first refusal in certain instances with regard to sales by Turner of more than five percent of its stock. In addition, if we issue additional stock or convertible or exchangeable securities, Steiner will have the option in certain instances to purchase similar securities to the extent necessary to maintain its percentage ownership. This agreement also includes a standstill provision which restricted Steiner's ability to accumulate additional equity in Turner and to take certain other actions relating to seeking control of Turner.

      In August 1998, Turner irrevocably waived the standstill provision. As a result, the dividend formula on the Series C and Series D stock changed so that in lieu of being entitled to dividends at a rate of $85.00 per share per year, the holders of the Series C and Series D stock became entitled to receive an amount equal to the dividends, if any, paid on the number of shares of common stock into which the Series C and Series D stock could be converted.

      If Turner issues, in a transaction or related series of transactions, common stock or convertible or exchangeable securities totaling at least 15% of our outstanding common stock, on a fully diluted basis, the Series C stock will be redeemable during a 30-day period at its liquidation preference plus accrued or accumulated dividends, unless the holders of two-thirds of the Series C stock approve the transaction.

      Turner has a right of first refusal with regard to sales or transfers of the Turner securities owned by Steiner constituting more than five percent of our outstanding common stock, on a fully diluted basis. In addition, Turner has the option to repurchase the securities owned by Steiner, upon a change in control in the ownership of Steiner.

      If the price of Turner's common stock is below $4.67 per share for at least 20 consecutive trading days (or if the agreement is not extended), Steiner may require Turner either to find a buyer (which may be Turner) for all of Steiner's holdings (or, in some instances, all its holdings except the Series D stock), or to sell Steiner additional common stock equal to Steiner's existing holdings on an as-converted basis, at a price selected by Steiner which is not higher than 115% of the market price of Turner's common stock. Turner will not decide until it knows the terms on which it is to find a buyer for Steiner's holdings or to sell Steiner additional common stock, which of the two options it would elect.

      On December 29, 1998, Turner paid Steiner $1,573 to retire Steiner's rights, which it waived, to purchase additional shares of common stock to maintain its percentage ownership through December 28, 1998. The amount paid was charged against the paid in capital account.

13. Commitments and Contingencies

      Turner (as lessee) leases office space under operating leases having remaining non-cancelable lease terms in excess of one year. Rental expense for the years ended December 31, 1998, 1997 and 1996 amounted to $9,658, $9,610 and $9,392, respectively. Future minimum rental payments are as follows:

      1999      2000      2001      2002       2003     Thereafter
     ------    ------    ------    ------     ------      ------
     $8,743    $8,354    $6,557    $5,129     $4,321      $8,805

      Turner (as lessor) has operating leases with tenants for the air cargo distribution facility and the commercial office property which have terms of up to 15 years, and a ground lease on a land parcel for 90 years. Rental income under the air cargo distribution facility lease represented 86%, 39% and 21% of total rental income for 1998, 1997 and 1996, respectively. Future minimum rental revenue from non-cancelable leases in effect as of December 31, 1998 are as follows:

       1999       2000       2001       2002       2003    Thereafter
      ------     ------     ------     ------     ------     ------
      $1,841     $1,791     $1,791     $1,791     $1,791     $8,140

      Turner has guaranteed $2,750 of a $5,000 letter of credit facility and $275 of a $500 line of credit facility of Turner Steiner International LLC, in which Turner holds a 50% ownership interest.

      Turner is a defendant in various litigation incident to its business and in certain instances the amounts sought include substantial claims and counterclaims. Although the outcome of litigation cannot be predicted with certainty, in the opinion of management based on the facts known at this time, the resolution of such litigation is not anticipated to have a material adverse effect on our financial position or results of operations. As these matters continue to proceed through the litigation process to ultimate resolution, it is reasonably possible that our estimation of the effect of such matters could change within the next year.

14. Interest and Other Income, net

      The major components of Interest and Other Income, net are as follows:

                                                   1998        1997        1996
                                                -------     -------     -------
                  Interest income ..........    $ 9,299     $ 5,108     $ 2,140
                  Investment impairment ....     (2,000)       --          --
                  Other ....................         80         (62)       (358)
                                                -------     -------     -------
                      Net...................    $ 7,379     $ 5,046     $ 1,782
                                                =======     =======     =======

15. Earnings Per Share

      The following table reconciles the components of basic and diluted earnings per common share for "income (loss) before extraordinary loss" for the years ended December 31, 1998, 1997 and 1996.

                                                                         1998           1997            1996
                                                                        ------         ------          ------
Numerator:
   Income (loss) before extraordinary loss .....................   $     19,633    $      8,792    $     (1,695)

   Preferred stock dividends, net of tax benefits ..............         (1,956)         (2,037)         (1,827)
                                                                   ------------    ------------    ------------
   Income (loss) available to common stockholders before
      extraordinary loss - Basic ...............................         17,677           6,755          (3,522)
                                                                   ------------    ------------    ------------
   Effect of dilutive securities: (a)
      Series C preferred stock dividends .......................            542             765            --
      Series D preferred stock dividends .......................            361             212            --
      Convertible debenture interest expense, net of tax .......           --               140            --
      Series B preferred stock dividends, net of tax benefits ..          1,053           1,060            --
      Series B preferred stock dividend differential ...........         (1,053)         (1,060)           --
                                                                   ------------    ------------    ------------
                                                                            903           1,117            --
                                                                   ------------    ------------    ------------
   Income (loss) available to common  stockholders before
      extraordinary loss - Diluted .............................   $     18,580    $      7,872    $     (3,522)
                                                                   ============   =============   =============
Denominator:
   Weighted average common shares outstanding - Basic ..........      8,001,425       7,929,739       7,858,022
                                                                   ------------    ------------    ------------
   Effect of dilutive securities: (a)
      Stock-based compensation plans ...........................        720,157         670,395            --
      Series C convertible preferred stock .....................      1,500,000       1,500,000            --
      Series D convertible preferred stock .....................        900,000         900,000            --
      Series B convertible preferred stock .....................      1,261,157       1,268,580            --
                                                                   ------------    ------------    ------------
                                                                      4,381,314       4,338,975            --
                                                                   ------------    ------------    ------------
    Weighted average common and common equivalent shares
      outstanding - Diluted ....................................     12,382,739      12,268,714       7,858,022
                                                                    ===========    ============    =============
Basic earnings (loss) per common share before extraordinary loss   $       2.21    $       0.85    $      (0.45)
Diluted earnings per common share before extraordinary loss ....           1.50            0.64             (a)

(a) The common equivalent shares for the year ended December 31, 1996 were:
124,394 shares for the Stock-based compensation plans, 1,500,000 shares for the Series C convertible preferred stock, 900,000 shares for the convertible debenture, and 1,272,361 shares for the Series B convertible preferred stock. The common equivalent shares for these securities were not included in the calculation of diluted earnings per common share because the effect would be antidilutive.

16. Operating Segment Information

      Turner's one reportable operating segment is our construction segment; however, information regarding the real estate segment is also presented. The construction segment provides general contracting, construction management and consulting services.

      The Consolidated Statements of Operations provides information regarding segment profit/loss and segment revenues. Certain other financial data for Turner's segments are presented below:

                                                     1998         1997         1996
                                                ----------   ----------   -----------
    Total assets at year end:
             Construction ....................   $  841,016   $  790,969   $  744,186
             Real estate .....................       42,402       46,509       72,606
                                                 ----------   ----------   ----------
             Segment total ...................      883,418      837,478      816,792
             Unallocated amounts:
                 Cash and cash equivalents ...      129,927      113,800       75,731
                 Marketable securities .......      112,766       18,902         --
                 Other .......................        2,952        2,507        2,073
                                                 ----------   ----------   ----------
             Consolidated total ..............   $1,129,063   $  972,687   $  894,596
                                                 ==========   ==========   ==========
    Depreciation and amortization expense:
             Construction ....................   $    9,333   $    8,437   $    8,951
             Real estate .....................        1,509        2,271        3,734
                                                 ----------   ----------   ----------
             Consolidated total ..............   $   10,842   $   10,708   $   12,685
                                                 ==========   ==========   ==========
    Interest expense:
             Construction ....................   $      321   $      321   $      393
             Real estate .....................          612        1,263        2,147
             Corporate .......................         --          4,822        5,195
                                                 ----------   ----------   ----------
             Consolidated total ..............   $      933   $    6,406   $    7,735
                                                 ==========   ==========   ==========
    Capital expenditures:
             Construction ....................   $    4,914   $    6,117   $    7,371
             Real estate .....................           83          431        2,143
                                                 ----------   ----------   ----------
             Consolidated total ..............   $    4,997   $    6,548   $    9,514
                                                 ==========   ==========   ==========

The value of construction completed related to Turner's products and services provided by our construction segment was:
                                                     1998         1997         1996
                                                 ----------  -----------   ----------
    General contracting ......................   $3,601,070   $3,089,099   $2,744,630
    Construction management ..................      505,695      517,196      546,851
    Consulting ...............................       22,956       33,459       26,293
                                                 ----------   ----------   ----------
       Construction segment total ............   $4,129,721   $3,639,754   $3,317,774
                                                 ----------   ----------   ----------

      Turner's revenue and assets predominantly relate to our United States operations, with immaterial amounts related to foreign operations.

      In 1998, Turner adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revised the disclosures about our operating segments. Turner has restated prior years to conform to the new disclosure requirements.

17. Quarterly Financial Information (unaudited)

1998 Quarter Ended                         March 31     June 30   September 30  December 31
                                           --------     -------   ------------  -----------
Value of construction completed ......   $  906,438   $1,033,616   $1,105,095   $1,084,572
Revenue from construction contracts ..      814,435      923,419      963,305      997,835
Earnings from construction contracts .       21,576       22,247       24,920       29,940
Income before income taxes ...........        6,499        7,477        9,722       13,158
Net income ...........................        3,574        4,113        5,347        6,599
Basic earnings per common share (a) ..   $     0.37   $     0.44   $     0.60   $     0.80
Diluted earnings per common share (a)          0.27         0.31         0.41         0.52

1997 Quarter Ended                         March 31      June 30  September 30  December 31
                                           --------      -------  ------------  -----------
Value of construction completed ......   $  792,338   $  889,286   $  987,532   $  970,598
Revenue from construction contracts ..      700,072      770,276      851,866      848,530
Earnings from construction contracts .       18,215       19,003       21,355       27,935
Income before income taxes ...........        2,257        2,937        4,076        6,716
Income before extraordinary loss .....        1,241        1,615        2,242        3,694
Net income ...........................        1,241        1,615        2,242          795(b)
Basic earnings per common share: (a)

     Income before extraordinary loss    $     0.10   $     0.15   $     0.21   $     0.39
     Net income ......................         0.10         0.15         0.21         0.03
Diluted earnings per common share: (a)

     Income before extraordinary loss    $     0.08   $     0.12   $     0.16   $     0.27
     Net income ......................         0.08         0.12         0.16         0.04

-------------------

(a) The quarterly per share amounts are computed independently of annual amounts.
(b) The fourth quarter includes an extraordinary loss on early extinguishment of debt of $2,899, net of tax.

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

      The fair presentation of Turner's financial position, results of operations and cash flows are reported on by the independent public accountants, Arthur Andersen LLP (see Report of Independent Public Accountants) for each of the three years in the period ended December 31, 1998. Management has made available to Arthur Andersen LLP all of Turner's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen LLP during its audit were valid and appropriate.

      To fulfill the responsibility for the reporting of financial results, management maintains a system of accounting and internal controls. Management has operational and financial personnel perform procedures to provide assurance of compliance with controls and policies. In addition, based upon management's assessment of risk, operational, financial and special reviews are performed by contracted auditors to periodically test the effectiveness of selected controls. Management seeks to assure the quality of financial reporting by careful selection and training of supervisory and management personnel, by organization structures that provide an appropriate division of responsibility, and by communication of accounting and business policies and procedures throughout Turner. Management believes the internal accounting controls in use provide reasonable assurance that Turner's assets are safeguarded, that transactions are executed in accordance with management's authorizations, and that the financial records are reliable for the purpose of preparing financial statements. In addition, Turner has distributed a statement of its policies for conducting business affairs in a lawful and ethical manner and receives reports of compliance annually.

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

Item 9 Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

Item 10 Directors and Executive Officers of the Registrant

      The information with respect to the directors and nominees for directors, which will appear in Turner's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1999, is incorporated herein by reference.

Executive Officers of Turner

                                                                     Served as an Officer in the Capacity
Name                     Age    Office                               Indicated Since
----                     ---    ------                               ---------------
Ellis T. Gravette, Jr.   73     Chairman of the Board, Chief         Chairman since 8/9/96.
                                Executive Officer and Director

Robert E. Fee            62     President, Chief Operating Officer   President and Chief Operating Officer
                                and Director                         since 9/21/98.

Harold J. Parmelee       61     President-Asset Management and       President-Asset Management
                                Director                             since 9/21/98.

Donald G. Sleeman        44     Senior Vice President, Chief         Senior Vice President and Chief
                                Financial Officer and Chief          Financial Officer since 8/22/96;
                                Accounting Officer                   Chief Accounting Officer since
                                                                     3/13/97.

Ralph W. Johnson         62     Senior Vice President                6/11/93

Sara J. Gozo             35     Vice President, Secretary and        Vice President and Secretary since
                                General Counsel                      10/24/94; General Counsel since
                                                                     12/20/96.

Anthony C. Breu          51     Senior Vice President                1/23/98

Roger M. Lang            58     Senior Vice President                11/14/97

Robert T. Meyer          56     Vice President                       3/13/97

Grant H. Liang           62     Vice President                       8/7/97

Hilton O. Smith          52     Vice President                       7/11/98

Michael J. Murphy        35     Controller                           5/8/98

Andrew S. Alexander      38     Treasurer                            5/8/98

      Each executive officer holds office at the pleasure of the Board of Directors.

      Each of the executive officers listed above is an employee of The Turner Corporation and has been an employee of Turner or a construction subsidiary in an executive, managerial or engineering capacity for the past five years except for Mr. Gravette, Ms. Gozo and Mr. Liang. From 1986 to 1996, Mr. Gravette served as President, Ardath Associates, Inc. From 1989 to 1993, Ms. Gozo practiced construction law at Shea & Gould, and until October 1994, at Thelen, Marrin, Johnson & Bridges, both New York City law firms. From 1989 to 1996, Mr. Liang was the Director of Information Systems at White & Case, a New York City law firm. From 1969 to 1989, Mr. Liang served as Vice President, Manager, Information and Automation Planning, and held various executive information systems positions within Bowery Savings Bank.

Item 11 Executive Compensation

     The information which will appear under the caption "Remuneration of Executive Officers" in Turner's definitive proxy statement, to be filed with the Securities and Exchange Commission prior to April 30, 1999, is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

      The information under the caption "Election of Directors" in Turner's definitive proxy statement, to be filed with the Securities and Exchange Commission prior to April 30, 1999 with respect to the ownership by certain beneficial owners and management of Turner's stock, is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions

      Information under the caption "Election of Directors" and "Compensation Committee Interlocks and Insider Participation" in Turner's definitive proxy statement, to be filed with the Securities and Exchange Commission prior to April 30, 1999 with respect to certain relationships and related transactions, is incorporated herein by reference.

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a) Documents filed as part of this report (including documents incorporated herein by reference):

      1. Financial Statements:

                                                                        Page No.
                                                                        --------

      - Report of Independent Public Accountants                            14
      - Consolidated Balance Sheets - as of December 31, 1998 and 1997      15
      - Consolidated Statements of Operations - for the years ended
         December 31, 1998, 1997 and 1996                                   16
      - Consolidated Statements of Stockholders' Equity - for the years
         ended December 31, 1998, 1997 and 1996                             17
      - Consolidated Statements of Cash Flows - for the years ended
         December 31, 1998, 1997 and 1996                                   18
      - Notes to Consolidated Financial Statements                       19-34
      - Responsibilities for Financial Reporting                            35

      2. Consent of Independent Public Accountants

      Individual financial statements of Turner and financial statement schedules not included above are omitted since they are either not required or not applicable or the information has been presented in the notes to consolidated financial statements.

      3. Exhibits

Exhibit No.     Description
-----------     -----------

3(a)(i)         Restated Certificate of Incorporation, as of          Incorporated herein by reference to Exhibit 3 to the
                4/5/84.                                               Registration Statement on Form S-14 of The Turner
                                                                      Corporation, File No. 2-90235.

3(a)(ii)        Amendment dated 5/19/86.                              Incorporated herein by reference to Exhibit 3(a) to
                                                                      the Company's 1989 Annual Report on Form 10-K.

3(a)(iii)       Amendment dated 9/12/88.                              Incorporated herein by reference to Exhibit 3(a) to
                                                                      the Company's 1989 Annual Report on Form 10-K.

3(a)(iv)        Amendment dated 7/10/89.                              Incorporated herein by reference to Exhibit 3(a) to
                                                                      the Company's 1989 Annual Report on Form 10-K.

Exhibit No.     Description
-----------     -----------
3(a)(v)         Certificate of Designations relating                  Incorporated herein by reference to Exhibit 2 to the
                to Series C 8-1/2% Convertible                        Company's Form 8-K dated July 20, 1992.
                Preference Stock.

3(a)(vi)        Certificate of Designations relating                  Incorporated herein by reference to Exhibit 3 to the
                to Series D 8-1/2% Convertible                        Company's Form 8-K dated July 20, 1992.
                Preference Stock.

3(a)(vii)       Certificate of Designations relating                  Incorporated herein by reference to Exhibit 4 to the
                to Series E 8-1/2% Convertible                        Company's Form 8-K dated July 20, 1992.
                Preference Stock.

3(a)(viii)      Certificate of Designations relating                  Incorporated herein by reference to Exhibit C to Exhibit 1
                to Series F Participating Preference Stock            to the Company's Form 8-A dated September 3, 1998.

3(a)(ix)        Certificate of Elimination relating to                Filed with this report.
                Series A Junior Participating Preference
                Stock.

3(b)            By-Laws, as amended 12/9/98.                          Filed with this report.

4(a)            Shareholders' Rights Agreement, dated as of           Incorporated herein by reference to Exhibit 1 to the
                September 21, 1998, between the Company and           Company's Form 8-A dated September 3, 1998.
                The First Chicago Trust Company of New York.

4(b)            Agreement regarding Security Holder's                 Incorporated herein by reference to Exhibit 5 to the
                Rights, Obligations and Options, dated                Company's Form 8-K dated July 20, 1992.
                July 20, 1992, between the Company and
                Karl Steiner Holding AG.

10(c)(i)        The Company's Executive Incentive                     Incorporated herein by reference to Exhibit 10.3 to the
                Compensation Plan.                                    Registration Statement on Form S-14 of The Turner
                                                                      Corporation, File No. 2-90235.

10(c)(ii)       The Company's 1981 Stock Option                       Incorporated herein by reference to Exhibit 10(c)(v) to
                Plan, as amended.                                     the Company's 1988 Annual Report on Form 10-K.

10(c)(iii)      The Company's 1986 Stock Option                       Incorporated herein by reference to Exhibit 10(c)(vii) to
                Plan, as amended.                                     the Company's 1988 Annual Report on Form 10-K.

10(c)(iv)       The Company's 1992 Stock Option                       Incorporated herein by reference to the Company's
                Plan.                                                 1992 Annual Proxy Statement on Form 14A dated April 6, 1992.

10(c)(v)        The Company's Incentive Compensation                  Incorporated herein by reference to Exhibit 10(c)(v) to
                Plan.                                                 the Company's 1983 Annual Report on Form 10-K.

10(c)(vi)       The Company's Retirement Benefit                      Incorporated herein by reference to Exhibit 10(c)(vi) to
                Equalization Plan, amended and                        the Company's 1992 Annual Report on Form 10-K.
                restated as of 1/22/92.

10(c)(vii)      The Company's Defined Contribution                    Incorporated herein by reference to Exhibit 10(c)(vii) to
                Retirement Equalization Plan.                         the Company's 1992 Annual Report on Form 10-K.

10(c)(viii)     The Company's Supplemental Executive                  Incorporated herein by reference to Exhibit 10(c)(viii) to
                Defined Benefit Retirement Plan.                      the Company's 1992 Annual Report on Form 10-K.

10(c)(ix)       The Company's Supplemental Executive                  Incorporated herein by reference to Exhibit 10(c)(ix) to
                Defined Contribution Retirement Plan.                 the Company's 1992 Annual Report on Form 10-K.

Exhibit No.     Description
-----------     -----------
10(c)(x)        Tax Deferred Savings Income Plan                      Incorporated herein by reference to Exhibit 10(c)(ix) to
                amended and restated as of 1/1/89.                    Company's 1991 Annual Report on Form 10-K.

10(c)(xi)       Employees' Cash Balance Retirement                    Filed with this report.
                Plan - Restated as of 1/1/94, together
                with amendments, dated 6/1/98, and
                7/1/98.

10(c)(xii)      Resolution Regarding The Director's                   Incorporated herein by reference to Exhibit 10(c)(xvi) to
                Option and Option Agreement, dated                    the Company's 1997 Annual Report on Form 10-K.
                8/7/97.

10(c)(xiii)     The Company's 1997 Non-Qualified                      To be filed by amendment.
                Stock Option Plan.

10(c)(xiv)      The Company's 1998 Stock Incentive Plan.              Incorporated herein by reference to Exhibit 4.3 to the
                                                                      Company's Registration Statement on Form S-8,
                                                                      File No. 333-61745.

10(d)(i)        LLC Agreement, dated as of December 22,               Filed with this report.
                1997, between the Company and Karl
                Steiner Holding AG.

10(d)(ii)       Amendment No. 1 to LLC Agreement,                     Filed with this report.
                dated as of January 1, 1998 between
                the Company and Karl Steiner
                Holding AG

10(e)           Letter Agreement with Karl Steiner                    Filed with this report.
                Holding AG, dated 12/29/98, regarding
                waiver of Position Maintenance Option.

10(f)           Revolving Credit Facility Agreement                   Filed with this report.
                dated as of August 14, 1998 among the
                Company, Turner Construction Company,
                the Banks party thereto, and Bank One,
                N.A., as agent.

10(g)           Form of Change of Control Agreement between The       Filed with this report.
                Turner Corporation and Messrs. Fee, Parmelee,
                Sleeman, respectively, President, President-Asset
                Management, Chief Financial Officer, and Messrs.
                Breu, Johnson, Lang, respectively, Senior Vice
                Presidents, and between The Turner Corporation and
                Messrs. Robinson and Manteuffel, Executive Vice
                Presidents of Turner Construction Company and
                Messrs. Dorais, Maxwell, Mitnick, Quimby, Smith,
                Wille, respectively, Senior Vice Presidents of
                Turner Construction Company dated 11/25/97.

10(h)           Form of Change of Control Agreement with              Filed with this report.
                65 other officers of The Turner Corporation
                or Subsidiaries dated 11/25/97.

11              Computation of earnings per share.                    Incorporated herein by reference to Note 15 to the
                                                                      Company's Consolidated Financial Statements.

21              Subsidiaries of the Registrant.                       Filed with this report.

27(a)           Financial Data Schedule-1998.                         Filed with this report.

27(b)           Financial Data Schedule-1997 Restated.                Filed with this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE TURNER CORPORATION

                                           Registrant


Date:  February 22, 1999                   By: /s/ E.T. Gravette, Jr.
                                               --------------------------------
                                           E.T. Gravette, Jr.
                                           Chairman of the Board,
                                           Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Capacity                        Date
----                              --------                        ----

/s/  H. Baumann-Steiner           Director                    February 22, 1999
----------------------------
(H. Baumann-Steiner)

/s/  W.G. Ehlers                 Director                     February 22, 1999
----------------------------
(W.G. Ehlers)

/s/  R.E. Fee                    President, Chief Operating   February 22, 1999
----------------------------      Officer and Director
(R.E. Fee)

/s/  A.G. Fieger                 Director                     February 22, 1999
----------------------------
(A.G. Fieger)

/s/  E.T. Gravette, Jr.          Chairman of the Board,       February 22, 1999
----------------------------     Chief Executive Officer
(E.T. Gravette, Jr.)             and Director

/s/  T.C. Leppert                Director                     February 22, 1999
----------------------------
(T.C. Leppert)

/s/  L. Lomo                      Director                    February 22, 1999
----------------------------
(L. Lomo)

/s/  C.H. Moore, Jr.             Director                     February 22, 1999
----------------------------
(C.H. Moore, Jr.)

/s/  H.J. Parmelee               President-Asset Management   February 22, 1999
----------------------------      and Director
(H.J. Parmelee)

/s/  D.G. Sleeman                Senior Vice President,       February 22, 1999
----------------------------      Chief Financial Officer and
(D.G. Sleeman)                   Chief Accounting Officer

/s/  G.J. Records, Jr.           Director                     February 22, 1999
----------------------------
(G.J. Records, Jr.)

/s/  P.K. Steiner                Director                     February 22, 1999
----------------------------
(P.K. Steiner)

/s/  G.A. Walker                 Director                     February 22, 1999
----------------------------
(G.A. Walker)

/s/  J.O. Whitney                Director                     February 22, 1999
----------------------------
(J.O. Whitney)

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated February 19, 1999 included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 2-64509, 33-33867, 333-43577 and 333-61745).

                                                ARTHUR ANDERSEN LLP

New York, New York
March 2, 1999

3.   Exhibits

Exhibit No.   Description
-----------   -----------
3(a)(i)       Restated Certificate of Incorporation, as of    Incorporated herein by reference to Exhibit 3 to the
              4/5/84.                                         Registration Statement on Form S-14 of The Turner
                                                              Corporation, File No. 2-90235.

3(a)(ii)      Amendment dated 5/19/86.                        Incorporated herein by reference to Exhibit 3(a) to
                                                              the Company's 1989 Annual Report on Form 10-K.

3(a)(iii)     Amendment dated 9/12/88.                        Incorporated herein by reference to Exhibit 3(a) to
                                                              the Company's 1989 Annual Report on Form 10-K.

3(a)(iv)      Amendment dated 7/10/89.                        Incorporated herein by reference to Exhibit 3(a) to
                                                              the Company's 1989 Annual Report on Form 10-K.

3(a)(v)       Certificate of Designations relating            Incorporated herein by reference to Exhibit 2 to the
              to Series C 8-1/2% Convertible                  Company's Form 8-K dated July 20, 1992.
              Preference Stock.

3(a)(vi)      Certificate of Designations relating            Incorporated herein by reference to Exhibit 3 to the
              to Series D 8-1/2% Convertible                  Company's Form 8-K dated July 20, 1992.
              Preference Stock.

3(a)(vii)     Certificate of Designations relating            Incorporated herein by reference to Exhibit 4 to the
              to Series E 8-1/2% Convertible                  Company's Form 8-K dated July 20, 1992.
              Preference Stock.

3(a)(viii)    Certificate of Designations relating            Incorporated herein by reference to Exhibit C to Exhibit 1
              to Series F Participating Preference Stock      to the Company's Form 8-A dated September 3, 1998.

3(a)(ix)      Certificate of Elimination relating to          Filed with this report.
              Series A Junior Participating Preference
              Stock.

3(b)          By-Laws, as amended 12/9/98.                    Filed with this report.

4(a)          Shareholders' Rights Agreement, dated           Incorporated herein by reference to Exhibit 1 to the
              as of September 21, 1998, between the           Company's Form 8-A dated September 3, 1998.
              Company and The First Chicago Trust
              Company of New York.

4(b)          Agreement regarding Security Holder's           Incorporated herein by reference to Exhibit 5 to the
              Rights, Obligations and Options, dated          Company's Form 8-K dated July 20, 1992.
              July 20, 1992, between the Company
              and Karl Steiner Holding AG.

10(c)(i)      The Company's Executive Incentive               Incorporated herein by reference to Exhibit 10.3 to the
              Compensation Plan.                              Registration Statement on Form S-14 of The Turner
                                                              Corporation, File No. 2-90235.

10(c)(ii)     The Company's 1981 Stock Option                 Incorporated herein by reference to Exhibit 10(c)(v) to
              Plan, as amended.                               the Company's 1988 Annual Report on Form 10-K.

10(c)(iii)    The Company's 1986 Stock Option                 Incorporated herein by reference to Exhibit 10(c)(vii) to
              Plan, as amended.                               the Company's 1988 Annual Report on Form 10-K.

10(c)(iv)     The Company's 1992 Stock Option                 Incorporated herein by reference to the Company's 1992 Annual
              Plan.                                           Proxy Statement on Form 14A dated April 6, 1992.

Exhibit No.   Description
-----------   -----------
10(c)(v)      The Company's Incentive Compensation            Incorporated herein by reference to Exhibit 10(c)(v) to
              Plan.                                           the Company's 1983 Annual Report on Form 10-K.

10(c)(vi)     The Company's Retirement Benefit                Incorporated herein by reference to Exhibit 10(c)(vi) to
              Equalization Plan, amended and                  the Company's 1992 Annual Report on Form 10-K.
              restated as of 1/22/92.

10(c)(vii)    The Company's Defined Contribution              Incorporated herein by reference to Exhibit 10(c)(vii) to
              Retirement Equalization Plan.                   the Company's 1992 Annual Report on Form 10-K.

10(c)(viii)   The Company's Supplemental Executive            Incorporated herein by reference to Exhibit 10(c)(viii) to
              Defined Benefit Retirement Plan.                the Company's 1992 Annual Report on Form 10-K.

10(c)(ix)     The Company's Supplemental Executive            Incorporated herein by reference to Exhibit 10(c)(ix) to
              Defined Contribution Retirement Plan.           the Company's 1992 Annual Report on Form 10-K.

10(c)(x)      Tax Deferred Savings Income Plan                Incorporated herein by reference to Exhibit 10(c)(ix) to
              amended and restated as of 1/1/89.              Company's 1991 Annual Report on Form 10-K.

10(c)(xi)     Employees' Cash Balance Retirement              Filed with this report.
              Plan--Restated as of 1/1/94, together
              with amendments, dated 6/1/98 and
              7/1/98.

10(c)(xii)    Resolution Regarding The Director's             Incorporated herein by reference to Exhibit 10(c)(xvi) to
              Option and Option Agreement, dated              the Company's 1997 Annual Report on Form 10-K.
              8/7/97.

10(c)(xiii)   The Company's 1997 Non-Qualified                To be filed by amendment.
              Stock Option Plan.

10(c)(xiv)    The Company's 1998 Stock Incentive Plan.        Incorporated herein by reference to Exhibit 4.3 to the
                                                              Company's Registration Statement on Form S-8,
                                                              File No. 333-61745.

10(d)(i)      LLC Agreement, dated as of December 22,         Filed with this report.
              1997, between the Company and Karl
              Steiner Holding AG.

10(d)(ii)     Amendment No. 1 to LLC Agreement, dated         Filed with this report.
              as of January 1, 1998 between the
              Company and Karl Steiner Holding AG.

10(e)         Letter Agreement with Karl Steiner              Filed with this report.
              Holding AG, dated 12/29/98, regarding
              waiver of Position Maintenance Option.

10(f)         Revolving Credit Facility Agreement             Filed with this report.
              dated as of August 14, 1998 among the
              Company, Turner Construction Company,
              the Banks party thereto, and Bank One,
              N.A., as agent.

Exhibit No.   Description
-----------   -----------
10(g)         Form of Change of Control Agreement             Filed with this report.
              between The Turner Corporation and Messrs.
              Fee, Parmelee, Sleeman, respectively,
              President, President-Asset Management,
              Chief Financial Officer, and Messrs. Breu,
              Johnson, Lang, respectively, Senior Vice
              Presidents, and between The Turner Corporation
              and Messrs. Robinson and Manteuffel, Executive
              Vice Presidents of Turner Construction Company and
              Messrs. Dorais, Maxwell, Mitnick, Quimby, Smith,
              Wille, respectively, Senior Vice Presidents of
              Turner Construction Company dated 11/25/97.

10(h)         Form of Change of Control Agreement with
              65 other officers of The Turner Corporation
              or Subsidiaries dated 11/25/97.                 Filed with this report.

11            Computation of earnings per share.              Incorporated herein by reference to Note 15 to the
                                                              Company's Consolidated Financial Statements.

21            Subsidiaries of the Registrant.                 Filed with this report.

27(a)         Financial Data Schedule-1998.                   Filed with this report.

27(b)         Financial Data Schedule-1997 Restated.          Filed with this report.