Form 10-K/A
period 1998-12-31
TURNER CORP
filed 1999-03-12
CIK 743475

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            --------------------

                                FORM 10-K/A
                              AMENDMENT NO. 1
[Mark One]
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1943

               For the fiscal year ended December 31, 1998

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           THE TURNER CORPORATION
           (Exact name of registrant as specified in its charter)

                      COMMISSION FILE NO.: 001-008719

                DELAWARE                               13-3209884
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

           375 HUDSON STREET                              10014
           NEW YORK, NEW YORK                          (Zip Code)
(Address of principal executive offices)

                               (212) 229-6000
            (Registrant's telephone number, including area code)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                    Name of Exchange
             Title of Class                        on which registered
         ----------------------                     -----------------
       Common Stock, $1 par value                New York Stock Exchange
 (with preferred stock purchase rights)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

                            --------------------


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     As of February 26, 1999, the aggregate market value on that date of the common stock held by non-affiliates (based upon the last sale price for the common stock on the New York Stock Exchange) was $107,947,744.

     As of February 26, 1999, 7,899,448 shares of Turner's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

     Portions of definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 - Part III, Items 10-13.

-------------------------------------------------------------------------------

     This amendment to Form 10-K is being filed to amend Part IV in order to file exhibit 10(c)(xiii).

                                  Part IV

Item 14 Exhibits , Financial Statement Schedules and Reports on Form 8-K.

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

     3. Exhibits

Exhibit No. Description
----------- -----------

3(a)(i)     Restated Certificate of         Incorporated herein by reference to
            Incorporation as of 4/5/84.     Exhibit 3 to the Registration
                                            Statement on Form S-14 of The
                                            Turner Corporation, File No.
                                            2-90235.

3(a)(ii)    Amendment dated 5/19/86.        Incorporated herein by reference to
                                            Exhibit 3(a) to the Company's 1989
                                            Annual Report on Form 10-K.

3(a)(iii)   Amendment dated 9/12/88.        Incorporated herein by reference to
                                            Exhibit 3(a) to the Company's 1989
                                            Annual Report on Form 10-K.

3(a)(iv)    Amendment dated 7/10/89.        Incorporated herein by reference to
                                            Exhibit 3(a) to the Company's 1989
                                            Annual Report on Form 10-K.

3(a)(v)     Certificate of Designations     Incorporated herein by reference to
            relating to Series C 8-1/2%     Exhibit 2 to the Company's Form 8-K
            Convertible Preference Stock.   dated July 20, 1992.

3(a)(vi)    Certificate of Designation      Incorporated herein by reference to
            relating to Series D 8-1/2%     Exhibit 3 to the Company's Form 8-K
            Convertible Preference Stock.   dated July 20, 1992.

3(a)(vii)   Certificate of Designation      Incorporated herein by reference to
            relating to Series E 8-1/2%     Exhibit 4 to the Company's Form 8-K
            Convertible Preference Stock.   dated July 20, 1992.

3(a)(viii)  Certificate of Designation      Incorporated herein by reference to
            relating to Series F            Exhibit C to Exhibit 1 to the
            Participating Preference Stock. Company's Form 8-A dated September
                                            3, 1998.

3(a)(ix)    Certificate of Elimination      Filed with this Form 10-K as
            relating to Series A Junior     originally filed on March 4, 1999.
            Participating Preference Stock.

3(b)        By-Laws, as amended 12/9/98.    Filed with this Form 10-K as
                                            originally filed on March 4, 1999.

4(a)        Shareholders' Rights            Incorporated herein by reference to
            Agreement, dated as of          Exhibit 1 to the Company's Form 8-A
            September 21, 1998, between     dated September 3, 1998.
            the Company and The First
            Chicago Trust Company of New
            York.

4(b)        Agreement regarding Security    Incorporated herein by reference to
            Holder's Rights, Obligations    Exhibit 5 to the Company's Form 8-K
            and Options, dated July 20,     dated July 20, 1992.
            1992, between the Company and
            Karl Steiner Holding AG.

10(c)(i)    The Company's Executive         Incorporated herein by reference to
            Incentive Compensation          Exhibit 10.3 to the Registration
            Plan.                           Statement on Form S-14 of the
                                            Turner Corporation, File No.
                                            2-90235.

10(c)(ii)   The Company's 1981 Stock        Incorporated herein by reference to
            Option Plan, as amended.        Exhibit 10(c)(v) to the Company's
                                            1988 Annual Report on Form 10-K.

10(c)(iii)  The Company's 1986 Stock        Incorporated herein by reference to
            Option Plan, as amended.        Exhibit 10(c)(vii) to the Company's
                                            1988 Annual Report on Form 10-K.

10(c)(iv)   The Company's 1992 Stock        Incorporated herein by reference to
            Option Plan.                    the Company's 1992 Annual Proxy
                                            Statement on Form 14A dated April
                                            6, 1992.

10(c)(v)    The Company's Incentive         Incorporated herein by reference to
            Compensation Plan.              Exhibit 10(c)(v) to the Company's
                                            1983 Annual Report on Form 10-K.

10(c)(vi)   The Company's Retirement        Incorporated herein by reference to
            Benefit Equalization Plan,      Exhibit 10(c)(v) to the Company's
            amended and restated as of      1992 Annual Report on Form 10-K.
            1/22/92.

10(c)(vii)  The Company's Defined           Incorporated herein by reference in
            Contribution Retirement         Exhibit 10(c)(vii) to the Company's
            Equalization Plan.              1992 Annual Report on Form 10-K.

10(c)(viii) The Company's Supplemental      Incorporated herein by reference to
            Executive Defined Benefit       Exhibit 10(c)(viii) to the
            Retirement Plan.                Company's 1992 Annual Report on
                                            Form 10-K.

10(c)(ix)   The Company's Supplemental      Incorporated herein by reference to
            Executive Defined Contribution  Exhibit 10(c)(ix) to the Company's
            Retirement Plan.                1992 Annual Report on Form 10-K.

10(c)(x)    Tax Deferred Saving Income      Incorporated herein by reference to
            Plan amended and restated as    Exhibit 10(c)(ix) to Company's 1991
            of 1/1/89.                      Annual 1991 Annual Report on Form
                                            10-K.

10(c)(xi)   Employees' Cash Balance         Filed with this Form 10-K as
            Retirement Plan - Restated as   originally filed on March 4, 1999.
            of 1/1/94, together with
            amendments, dated 6/1/98, and
            7/1/98.

10(c)(xii)  Resolution Regarding The        Incorporated herein by reference to
            Director's Option and Option    Exhibit 10(c)(xvi) to the Company's
            Agreement, dated 8/7/97.        1997 Annual Report on Form 10-K.

10(c)(xiii) The Company's 1997              Filed with this amendment.
            Non-Qualified Stock Option
            Plan - Restated as of 10/10/97
            together with an amendment
            dated 5/8/1998.

10(c)(xiv)  The Company's 1998 Stock        Incorporated herein by reference to
            Incentive Plan.                 Exhibit 4.3 to the Company's
                                            Registration Statement on Form S-8
                                            file No. 333-61745.

10(d)(i)    LLC Agreement, dated as of      Filed with this Form 10-K as
            December 22, 1997, between the originally filed on March 4, 1999. Company and Karl Steiner
            Holding AG.

10(d)(ii)   Admendment No. 1 to LLC         Filed with this Form 10-K as
            Agreement, dated as of          originally filed on March 4, 1999.
            January 1, 1998 between
            the Company and Karl Steiner
            Holding AG.

10(e)       Letter Agreement with Karl      Filed with this Form 10-K as
            Steiner Holding AG, dated       originally filed on March 4, 1999.
            12/29/98, regarding waiver of
            position Maintenance Option.

10(f)       Revolving Credit Facility       Filed with this Form 10-K as
            Agreement dated as of August    originally filed on March 4, 1999.
            14, 1998 among the Company,
            Turner Construction Company,
            the Banks party thereto, and
            Bank One, N.A., as agent.

10(g)       Form of Change of Control       Filed with this Form 10-K as
            Agreement between The Turner    originally filed on March 4, 1999.
            Corporation and Messrs. Fee,
            Parmelee, Sleeman,
            respectively, President,
            President-Asset Management,
            Chief financial Officer, and
            Messrs. Breu, Johnson, Lang,
            respectively, Senior Vice
            Presidents, and between The
            Turner Corporation and Messrs.
            Robinson and Manteuffel,
            Executive Vice Presidents of
            Turner Construction Company
            and Messrs. Dorais, Maxwell,
            Mitnick, Quimby, Smith,
            Willie, respectively, Senior
            Vice Presidents of Turner
            Construction Company dated
            11/25/97.

10(h)       Form of Change of Control       Filed with this Form 10-K as
            Agreement with 65 other         originally filed on March 4, 1999.
            officers of The Turner
            Corporation or Subsidiaries
            dated 11/25/97.

11          Computation of earnings per     Incorporated herein by reference to
            share.                          Note 15 to the Company's
                                            Consolidated Financial Statements.

21          Subsidiaries of the Registrant. Filed with this Form 10-K as originally filed on March 4, 1999.

27(a)       Financial Data Schedule-1998.   Filed with this Form 10-K as
                                            originally filed on March 4, 1999.

27(b)       Financial Data Schedule - 1997  Filed with this Form 10-K as
            Restated                        originally filed on March 4, 1999.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    THE TURNER CORPORATION
                                    Registrant


Date:  March 12, 1999               By: /s/ E.T. Gravette, Jr.
                                       ---------------------------------
                                    Name:   E. T. Gravette, Jr.
                                    Title:  Chairman of the Board of Directors,
                                            Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Name                         Capacity                 Date
             ----                         --------                 ----
  /s/ E. T. Gravette, Jr.
  ------------------------         Chairman of the Board of     March 12, 1999
      E. T. Gravette, Jr.         Directors, Chief Executive
                                     Officer and Director
     /s/ D. G. Sleeman
  ------------------------        Senior Vice President, Chief  March 12, 1999
         D. G. Sleeman              Financial Officer and
                                   Chief Accounting Officer

  /s/ H. Baumann-Steiner
  ------------------------                 Director             March 12, 1999
      H. Baumann-Steiner


     /s/ W. G. Ehler
  ------------------------                Director              March 12, 1999
         W. G. Ehlers


       /s/ R. E. Fee
  ------------------------       President, Chief Operating     March 12, 1999
           R. E. Fee                Officer and Director


     /s/ A. G. Fieger
  ------------------------                Director              March 12, 1999
         A. G. Fieger


     /s/ T. C. Leppert
  ------------------------                Director              March 12, 1999
         T. C. Leppert


        /s/ L. Lomo
  ------------------------                Director              March 12, 1999
            L. Lomo


   /s/ C. H. Moore, Jr.
  ------------------------                Director              March 12, 1999
       C. H. Moore, Jr.


    /s/ H. J. Parmelee
  ------------------------            President - Asset         March 12, 1999
        H. J. Parmelee             Management and Director


  /s/ G. J. Records, Jr.
  ------------------------                Director              March 12, 1999
      G. J. Records, Jr.

     /s/ P. K. Steiner
  ------------------------                Director              March 12, 1999
         P. K. Steiner


     /s/ G. A. Walker
  ------------------------                Director              March 12, 1999
         G. A. Walker


     /s/ J. O. Whitney
  ------------------------                Director              March 12, 1999
         J. O. Whitney

Exhibit Index
-------------

Exhibit No. Description
----------- -----------

3(a)(i)     Restated Certificate of         Incorporated herein by reference to
            Incorporation as of 4/5/84.     Exhibit 3 to the Registration
                                            Statement on Form S-14 of The
                                            Turner Corporation, File No.
                                            2-90235.

3(a)(ii)    Amendment dated 5/19/86.        Incorporated herein by reference to
                                            Exhibit 3(a) to the Company's 1989
                                            Annual Report on Form 10-K.

3(a)(iii)   Amendment dated 9/12/88.        Incorporated herein by reference to
                                            Exhibit 3(a) to the Company's 1989
                                            Annual Report on Form 10-K.

3(a)(iv)    Amendment dated 7/10/89.        Incorporated herein by reference to
                                            Exhibit 3(a) to the Company's 1989
                                            Annual Report on Form 10-K.

3(a)(v)     Certificate of Designations     Incorporated herein by reference to
            relating to Series C 8-1/2%     Exhibit 2 to the Company's Form 8-K
            Convertible Preference Stock.   dated July 20, 1992.

3(a)(vi)    Certificate of Designation      Incorporated herein by reference to
            relating to Series D 8-1/2%     Exhibit 3 to the Company's Form 8-K
            Convertible Preference Stock.   dated July 20, 1992.

3(a)(vii)   Certificate of Designation      Incorporated herein by reference to
            relating to Series E 8-1/2%     Exhibit 4 to the Company's Form 8-K
            Convertible Preference Stock.   dated July 20, 1992.

3(a)(viii)  Certificate of Designation      Incorporated herein by reference to
            relating to Series F            Exhibit C to Exhibit 1 to the
            Participating Preference Stock. Company's Form 8-A dated September
                                            3, 1998.

3(a)(ix)    Certificate of Elimination      Filed with this Form 10-K as
            relating to Series A Junior     originally filed on March 4, 1999.
            Participating Preference Stock.

3(b)        By-Laws, as amended 12/9/98.    Filed with this Form 10-K as
                                            originally filed on March 4, 1999.

4(a)        Shareholders' Rights            Incorporated herein by reference to
            Agreement, dated as of          Exhibit 1 to the Company's Form 8-A
            September 21, 1998, between     dated September 3, 1998.
            the Company and The First
            Chicago Trust Company of New
            York.

4(b)        Agreement regarding Security    Incorporated herein by reference to
            Holder's Rights, Obligations    Exhibit 5 to the Company's Form 8-K
            and Options, dated July 20,     dated July 20, 1992.
            1992, between the Company and
            Karl Steiner Holding AG.

10(c)(i)    The Company's Executive         Incorporated herein by reference to
            Incentive Compensation          Exhibit 10.3 to the Registration
            Plan.                           Statement on Form S-14 of the
                                            Turner Corporation, File No.
                                            2-90235.

10(c)(ii)   The Company's 1981 Stock        Incorporated herein by reference to
            Option Plan, as amended.        Exhibit 10(c)(v) to the Company's
                                            1988 Annual Report on Form 10-K.

10(c)(iii)  The Company's 1986 Stock        Incorporated herein by reference to
            Option Plan, as amended.        Exhibit 10(c)(vii) to the Company's
                                            1988 Annual Report on Form 10-K.

10(c)(iv)   The Company's 1992 Stock        Incorporated herein by reference to
            Option Plan.                    the Company's 1992 Annual Proxy
                                            Statement on Form 14A dated April
                                            6, 1992.

10(c)(v)    The Company's Incentive         Incorporated herein by reference to
            Compensation Plan.              Exhibit 10(c)(v) to the Company's
                                            1983 Annual Report on Form 10-K.

10(c)(vi)   The Company's Retirement        Incorporated herein by reference to
            Benefit Equalization Plan,      Exhibit 10(c)(v) to the Company's
            amended and restated as of      1992 Annual Report on Form 10-K.
            1/22/92.

10(c)(vii)  The Company's Defined           Incorporated herein by reference in
            Contribution Retirement         Exhibit 10(c)(vii) to the Company's
            Equalization Plan.              1992 Annual Report on Form 10-K.

10(c)(viii) The Company's Supplemental      Incorporated herein by reference to
            Executive Defined Benefit       Exhibit 10(c)(viii) to the
            Retirement Plan.                Company's 1992 Annual Report on
                                            Form 10-K.

10(c)(ix)   The Company's Supplemental      Incorporated herein by reference to
            Executive Defined Contribution  Exhibit 10(c)(ix) to the Company's
            Retirement Plan.                1992 Annual Report on Form 10-K.

10(c)(x)    Tax Deferred Saving Income      Incorporated herein by reference to
            Plan amended and restated as    Exhibit 10(c)(ix) to Company's 1991
            of 1/1/89.                      Annual 1991 Annual Report on Form
                                            10-K.

10(c)(xi)   Employees' Cash Balance         Filed with this Form 10-K as
            Retirement Plan - Restated as   originally filed on March 4, 1999.
            of 1/1/94, together with
            amendments, dated 6/1/98, and
            7/1/98.

10(c)(xii)  Resolution Regarding The        Incorporated herein by reference to
            Director's Option and Option    Exhibit 10(c)(xvi) to the Company's
            Agreement, dated 8/7/97.        1997 Annual Report on Form 10-K.

10(c)(xiii) The Company's 1997              Filed with this amendment.
            Non-Qualified Stock Option
            Plan - Restated as of 10/10/97
            together with an amendment
            dated 5/8/1998.

10(c)(xiv)  The Company's 1998 Stock        Incorporated herein by reference to
            Incentive Plan.                 Exhibit 4.3 to the Company's
                                            Registration Statement on Form S-8
                                            file No. 333-61745.

10(d)(i)    LLC Agreement, dated as of      Filed with this Form 10-K as
            December 22, 1997, between the originally filed on March 4, 1999. Company and Karl Steiner
            Holding AG.

10(d)(ii)   Admendment No. 1 to LLC         Filed with this Form 10-K as
            Agreement, dated as of          originally filed on March 4, 1999.
            January 1, 1998 between
            the Company and Karl Steiner
            Holding AG.

10(e)       Letter Agreement with Karl      Filed with this Form 10-K as
            Steiner Holding AG, dated       originally filed on March 4, 1999.
            12/29/98, regarding waiver of
            position Maintenance Option.

10(f)       Revolving Credit Facility       Filed with this Form 10-K as
            Agreement dated as of August    originally filed on March 4, 1999.
            14, 1998 among the Company,
            Turner Construction Company,
            the Banks party thereto, and
            Bank One, N.A., as agent.

10(g)       Form of Change of Control       Filed with this Form 10-K as
            Agreement between The Turner    originally filed on March 4, 1999.
            Corporation and Messrs. Fee,
            Parmelee, Sleeman,
            respectively, President,
            President-Asset Management,
            Chief financial Officer, and
            Messrs. Breu, Johnson, Lang,
            respectively, Senior Vice
            Presidents, and between The
            Turner Corporation and Messrs.
            Robinson and Manteuffel,
            Executive Vice Presidents of
            Turner Construction Company
            and Messrs. Dorais, Maxwell,
            Mitnick, Quimby, Smith,
            Willie, respectively, Senior
            Vice Presidents of Turner
            Construction Company dated
            11/25/97.

10(h)       Form of Change of Control       Filed with this Form 10-K as
            Agreement with 65 other         originally filed on March 4, 1999.
            officers of The Turner
            Corporation or Subsidiaries
            dated 11/25/97.

11          Computation of earnings per     Incorporated herein by reference to
            share.                          Note 15 to the Company's
                                            Consolidated Financial Statements.

21          Subsidiaries of the Registrant. Filed with this Form 10-K as originally filed on March 4, 1999.

27(a)       Financial Data Schedule-1998.   Filed with this Form 10-K as
                                            originally filed on March 4, 1999.

27(b)       Financial Data Schedule - 1997  Filed with this Form 10-K as
            Restated                        originally filed on March 4, 1999.