Form 10-K/A
period 1998-12-31
TURNER CORP
filed 1999-03-25
CIK 743475

---------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                        --------------------------

                                FORM 10-K/A
                              AMENDMENT NO. 2

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

                        --------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days: Yes X   No
                                                                  ---    ---

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

---------------------------------------------------------------------------
     This amendment to Form 10-K is being filed to amend Items 5 and 7.

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters
          -----------------------------------------------------

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

                            QUARTERLY STOCK INFORMATION

                 ----------------------------------------------------
                         1998              HIGH             LOW

                        First            $19.422          $16.672

                        Second            20.172           17.078

                        Third             18.078           13.750

                        Fourth            18.625           14.000

                 ----------------------------------------------------
                         1997              HIGH             LOW

                        First             $9.422           $7.000

                        Second            11.422            8.078

                        Third             15.250           10.578

                        Fourth            17.578           13.172


     No dividends were declared or paid on Turner's common stock in 1998 or 1997. As of February 26, 1999, there were approximately 2,065 record holders of Turner's common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------

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

                                                                 YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                       1996                         1997                        1998
                                       ----                         ----                        ----
                                                                  (Dollars in thousands)

Revenue from construction contracts    $2,838,052       100.00%  $3,170,744    100.00%    $3,698,994   100.00%
Cost of construction contracts          2,765,901        97.46%   3,084,236     97.27%     3,600,311    97.33%
                                      -----------     --------- -----------  ---------   -----------  --------

Earnings from construction contracts       72,151         2.54%      86,508      2.73%        98,683     2.67%
Construction operating expenses            52,962         1.87%      52,500      1.66%        53,220     1.44%
General and administrative expenses        13,885         0.49%      15,823      0.50%        14,289     0.39%
                                      -----------     --------- -----------  ---------   -----------  --------

Income from construction operations         5,304         0.18%      18,185      0.57%        31,174     0.84%
Losses from real estate operations           (383)       (0.01%)       (839)    (0.03%)         (764)   (0.02%)
Interest expense                           (7,735)       (0.27%)     (6,406)    (0.20%)         (933)   (0.03%)
Interest and other income, net              1,782         0.06%       5,046      0.16%         7,379     0.20%
                                      -----------     --------- -----------  ---------   -----------  --------

Income (loss) before income taxes          (1,032)       (0.04%)     15,986      0.50%        36,856     0.99%
Income tax provision                          663         0.02%       7,194      0.23%        17,223     0.46%
                                      -----------     --------- -----------  ---------   -----------  --------
Income (loss) before
    extraordinary loss                     (1,695)       (0.06%)      8,792      0.27%        19,633     0.53%

Extraordinary loss on early
    extinguishment of debt, net of tax         --            --      (2,899)    (0.09%)           --       --
                                      -----------     --------- -----------  ---------   -----------  --------

Net income (loss)                     $    (1,695)       (0.06%)$     5,893      0.18%   $    19,633     0.53%
                                      ===========     ========= ===========  =========   ===========  ========

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

     Interest and other income, net was $7.4 million in 1998 versus $5.0 million in 1997, an increase of 46%. Interest income was $9.3 million in 1998 versus $5.1 million in 1997, an increase of 82% due to increased income from higher investment balances of cash and cash equivalents and marketable securities. We have been able to maintain these higher investment balances due to increased construction activity, higher levels of profitability and improved cash management practices. As noted above, these investment balances consist principally of monies received from owners on construction projects which have not yet been remitted for the purchase of materials, payment of subcontractors and other construction costs. Also included in other income in 1998 is a $2.0 million impairment loss on an investment in a construction material supply company.

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

     Value of new contracts secured was $4.30 billion in 1998 versus $3.37 billion in 1997, an increase of 28%. We attribute the improvement to our increased market penetration in various general building market sectors in which we compete.

     The backlog of value of construction to be completed was $4.50 billion as of December 31, 1998 versus $4.01 billion as of December 31, 1997, an increase of 12%. Anticipated earnings associated with backlog from construction contracts were $113.2 million as of December 31, 1998 versus $104.7 million as of December 31, 1997, an increase of 8%. We attribute the improvement to increased market penetration in various general building market sectors in which we compete and our enhanced sales and marketing effort.

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

     Capital expenditures in 1998, excluding real estate related capital expenditures, were $4.9 million versus $6.1 million in 1997, a decrease of $1.2 million. Significant capital expenditures in 1998 included computer hardware and software and leasehold improvements. We do not expect our capital expenditures for 1999 to vary significantly from the level incurred over the last two years. There were $0.1 million in real estate related capital expenditures in 1998 versus $0.4 million in 1997. We do not anticipate any significant real estate related capital expenditures for 1999.

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

     Turner has developed and is implementing a plan, the goal of which is to assure that Turner will achieve Year 2000 readiness in time to avoid significant Year 2000 failures. We are proceeding with our assessment of the Year 2000 readiness issues for our computer systems, business processes, facilities and equipment to assure their continued functionality. We are also continuing our assessment of the readiness of external entities, including subcontractors, suppliers, vendors, and customers that interface with us. To that end, Turner has taken the following actions:

     o Computer Systems. Turner periodically upgrades its computer systems as its needs require. Since 1997, we have been upgrading the software for our financial, project management and human resources computer systems, and we expect this process to be completed  by the  second  quarter  of 1999.  Vendors  of our new computer  systems  certified  them  to be  Year  2000  compliant.
          Turner's computer hardware is limited to stand-alone and networked desk-top systems. Turner has assessed the Year 2000 readiness of its computer hardware and potential risks to Turner's operations, and intends to replace those systems that may pose a risk to Turner's operations in 1999. With regard to computer equipment that is not Year 2000 compliant, but does not pose a risk to Turner, as, for example, a desk-top computer used for word processing, Turner intends in 1999 to replace that equipment as part of routine upgrading.

     o Business Processes. Turner has and continues to assess the potential impact of Year 2000 on its business processes. Internally, Turner has prepared and distributed a memorandum outlining a plan of preparedness to all of Turner's financial managers in our headquarters and business units. The plan requires each manager to assess the risks of Year 2000 issues at his or her business unit or department, and it describes Turner's policies on testing, upgrading, and dealing with third parties as they relate to Year 2000. Each manager is required to report back to headquarters on his or her assessment of the unit's readiness. We have modified our contract terms for any subcontractor hired to install or construct structures or equipment that may be affected by Year 2000 issues. We also require any vendor selling equipment that may be affected by Year 2000 issues to sign a contract. In both cases, the contract terms require the subcontractor or vendor to represent and warrant that the work performed by the subcontractor or the equipment sold by the vendor is Year 2000 compliant. The subcontractor or the vendor also must agree to indemnify Turner and the owner of the building from any claims arising out of the breach of such representation and warranty. Turner is in the process of contacting its key suppliers and subcontractors regarding their Year 2000 readiness.

     o Facilities and Equipment. Turner does not actually own or operate significant construction machinery, but we have implemented a policy of inquiring as to the Year 2000 compliance of subcontractors' equipment and suppliers' products. We have upgraded our phone switch with Year 2000 compliant components in our New York headquarters and are assessing the equipment of other offices. The cost of our phone switch upgrade was under $50,000. Although Turner intends to upgrade its e-mail and networking software and hardware by mid-1999, we will still be vulnerable to any Year 2000 problems incurred by third-party telecommunications companies.

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

                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE TURNER CORPORATION
                                       Registrant


Date:  March 25, 1999                  By:      /s/ D. G. Sleeman
                                          -------------------------------
                                       Name:    D. G. Sleeman
                                       Title:   Senior Vice President, Chief
                                                Financial Officer and
                                                Chief Accounting Officer