Form 10-Q
period 1999-03-31
TURNER CORP
filed 1999-05-05
CIK 743475

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1999                     Commission File No. 1-8719
--------------------------------                     --------------------------



                            THE TURNER CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          DELAWARE                                       13-3209884
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S.Employer Identification No.)
incorporation or organization)



375 Hudson Street, New York, New York                        10014
 -------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:      (212) 229-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999: 7,875,143.

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

  . the accuracy of our estimates as to future revenues from and future costs to be incurred on construction projects;

  .  our dependence on construction activity in the markets we serve; and

  .  the impact of competition and economic conditions on our business.

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

                        PART I - FINANCIAL INFORMATION


Item 1  Financial Statements
------

Company or group of companies for which report is filed:


              THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

  The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1999 and 1998, the consolidated statement of stockholders' equity for the three months ended March 31, 1999 and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited, but in the opinion of the company's management reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for any three month period are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report.

                    The Turner Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)

                                                                                      (unaudited)
                                                                                       March 31,        December 31,
                                                                                         1999                  1998
-----------------------------------------------------------------------------------------------------------------------

Assets

Cash and cash equivalents                                                               $  159,913           $  168,879
Marketable securities                                                                      106,018              112,766
Construction receivables:
          Due on contracts                                                                 384,754              358,502
          Retainage                                                                        188,975              188,148
          Unbilled construction costs and related earnings                                 140,032              159,093
Real estate                                                                                 40,119               40,494
Property and equipment, net                                                                 22,261               22,298
Prepaid pension cost                                                                        66,691               67,066
Other assets                                                                                12,693               11,817
                                                                                  ----------------      ---------------
Total assets                                                                            $1,121,456           $1,129,063
                                                                                  ================      ===============

Liabilities

Construction accounts payable and accrued expenses:
          Trade                                                                         $  469,933           $  540,435
          Retainage                                                                        213,536              216,077
          Billings in excess of construction costs and related earnings                    163,491              128,029
Notes payable                                                                               19,017               18,891
Deferred income taxes                                                                       18,408               18,417
Other liabilities                                                                          141,919              118,448
                                                                                  ----------------      ---------------
Total liabilities                                                                        1,026,304            1,040,297

Stockholders' Equity

Series C, 8.5% cumulative convertible preferred stock, $1 par value                              9                    9
Series D, 8.5% cumulative convertible preferred stock, $1 par value                              6                    6
Series B cumulative convertible preferred stock, $1 par value                                  839                  839
Common stock, $1 par value                                                                   8,424                8,383
Paid in capital                                                                             45,780               45,392
Retained earnings                                                                           50,276               44,113
                                                                                  ----------------      ---------------
                                                                                           105,334               98,742
Less:     Loan to Employee Stock Ownership Plan                                             (1,412)              (1,832)
          Treasury stock, at cost                                                           (8,770)              (8,144)
                                                                                  ----------------      ---------------
Total stockholders' equity                                                                  95,152               88,766
                                                                                  ----------------      ---------------
Total liabilities and stockholders' equity                                              $1,121,456           $1,129,063
                                                                                  ================      ===============

See Notes to Consolidated Financial Statements.

                    The Turner Corporation and Subsidiaries
                     Consolidated Statements of Operations
                     (in thousands, except share amounts)

                                                                                                   (unaudited)
                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                       1999                           1998
-------------------------------------------------------------------------------------------------------------------------------
Value of construction completed (see below)                                           $  928,012                     $  906,438
-------------------------------------------------------------------------------------------------------------------------------


Revenue from construction contracts                                                   $  874,136                     $  814,435
Cost of construction contracts                                                           846,346                        792,859
                                                                                ----------------               ----------------
Earnings from construction contracts                                                      27,790                         21,576
Construction operating expenses                                                           15,137                         13,671
General and administrative expenses                                                        3,572                          2,583
                                                                                ----------------               ----------------
Income from construction operations                                                        9,081                          5,322
Losses from real estate operations                                                          (148)                          (179)
Interest expense                                                                            (194)                          (218)
Interest and other income, net                                                             2,534                          1,574
                                                                                ----------------               ----------------
Income before income taxes                                                                11,273                          6,499
Income tax provision                                                                       4,847                          2,925
                                                                                ----------------               ----------------
Net income                                                                            $    6,426                     $    3,574
                                                                                ================               ================
Earnings per common share:
 Basic                                                                                $     0.78                     $     0.37
 Diluted                                                                              $     0.51                     $     0.27

Weighted average common shares outstanding                                             7,893,990                      7,994,526
Weighted average common and common equivalent
shares outstanding                                                                    12,126,663                     12,365,528

-------------------------------------------------------------------------------------------------------------------------------


Value of construction completed consists of the following:
Revenue from construction contracts                                                   $  874,136                     $  814,435
Construction costs incurred by owners in connection with work
    under construction management and similar contracts                                   53,876                         92,003
                                                                                ----------------               ----------------
Value of construction completed                                                       $  928,012                     $  906,438
                                                                                ================               ================

Real estate operations consist of the following:
Rental and other income                                                               $      458                     $      458
Cost of operations                                                                          (229)                          (260)
Depreciation and amortization expense                                                       (377)                          (377)
                                                                                -----------------              ----------------
Losses from real estate operations                                                    $     (148)                    $     (179)
                                                                                =================              ================

See Notes to Consolidated Financial Statements.

                    The Turner Corporation and Subsidiaries
                Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended March 31, 1999
                     (in thousands, except share amounts)

                                                                                           (unaudited)
                                                                                  Shares                 Amount
---------------------------------------------------------------------------------------------------------------------
Convertible preferred stock, Series C
Balance as of January 1 and March 31                                                      9,000              $     9
                                                                                ---------------      ----------------

Convertible preferred stock, Series D
Balance as of January 1 and March 31                                                      6,000                     6
                                                                                ---------------      ----------------

Convertible preferred stock, Series B
Balance as of January 1 and March 31                                                    838,731                   839
                                                                                ---------------      ----------------

Common stock
Balance as of  January 1                                                              8,382,581                 8,383
Common stock issued                                                                      41,795                    41
                                                                                ---------------      ----------------
Balance as of March 31                                                                8,424,376                 8,424
                                                                                ---------------      ----------------

Paid in capital
Balance as of January 1                                                                                        45,392
Excess of proceeds over par value of common stock issued                                                          361
Tax benefits from stock options exercised                                                                          27
                                                                                                     ----------------
Balance as of March 31                                                                                         45,780
                                                                                                     ----------------

Retained earnings
Balance as of January 1                                                                                        44,113
Net income                                                                                                      6,426
Dividends on Series B preferred stock                                                                            (453)
Tax benefits on Series B preferred stock dividends                                                                190
                                                                                                     ----------------
Balance as of March 31                                                                                         50,276
                                                                                                     ----------------

Loan to Employee Stock Ownership Plan (ESOP)
Balance as of January 1                                                                                        (1,832)
Repayment from loan to ESOP                                                                                       420
                                                                                                     ----------------
Balance as of March 31                                                                                         (1,412)
                                                                                                     ----------------

Treasury stock
Balance as of January 1                                                                 503,434                (8,144)
Purchases of treasury stock                                                              40,475                  (641)
Treasury stock issued                                                                      (976)                   15
                                                                                ---------------        ---------------
Balance as of March 31                                                                  542,933                (8,770)
                                                                                ---------------        ---------------


Total stockholders' equity                                                                                    $95,152
                                                                                                     ================

See Notes to Consolidated Financial Statements.

                    The Turner Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   (unaudited)
                                                                               Three Months Ended
                                                                                    March 31,
                                                                           1999                    1998
-----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                              $  6,426               $  3,574
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
    Depreciation and amortization expense                                      2,166                  2,244
    Net periodic pension charge                                                  375                    350
    Changes in operating assets and liabilities:
      Increase in construction receivables                                    (8,018)               (25,097)
      Increase (decrease) in construction accounts payable and
       accrued expenses                                                      (37,581)                23,073
      Increase in other assets                                                (1,487)                (1,471)
      Increase in other liabilities                                           23,694                  9,897
                                                                      ---------------         -------------
    Net cash provided by (used in) operating activities                      (14,425)                12,570
                                                                      ---------------         --------------

Cash flows from investing activities:
    Purchases of marketable securities                                       (29,722)               (11,865)
    Proceeds from sale of marketable securities                               36,470                 11,817
    Distributions from real estate joint ventures                                  -                     18
    Purchases of property & equipment                                         (1,063)                (1,259)
    Proceeds from sale of property & equipment                                    15                      5
    Repayments on notes receivable                                               572                    325
                                                                      --------------          -------------
    Net cash provided by (used in) investing activities                        6,272                   (959)
                                                                      ---------------         --------------

Cash flows from financing activities:
    Common stock issued                                                          402                    982
    Cash dividends to preferred stockholders                                    (453)                  (775)
    Principal payments under capital lease obligations                          (541)                  (491)
    Purchases of treasury stock                                                 (641)                (1,987)
    Repayments from loan to ESOP                                                 420                    380
                                                                    -----------------          -------------
    Net cash used in financing activities                                       (813)                (1,891)
                                                                    -----------------          -------------

    Net increase (decrease) in cash and cash equivalents                      (8,966)                 9,720
    Cash and cash equivalents at beginning of period                         168,879                153,241
                                                                    -----------------          -------------
    Cash and cash equivalents at end of period                              $159,913               $162,961
                                                                    ================         ==============
-----------------------------------------------------------------------------------------------------------


    Noncash investing activities:
    Note receivable from sale of net assets of construction
    affiliate                                                               $      -               $  1,200
    Noncash financing activities:
    Treasury stock issued under stock-based compensation plans                     -                    869
    Capital lease obligations incurred by the company                            667                    455

See Notes to Consolidated Financial Statements.

                    The Turner Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (in thousands, except share amounts; unaudited)



1.    Earnings Per Share

The following table reconciles the components of basic and diluted earnings per common share for the three months ended March 31, 1999 and 1998.

                                                                                         1999              1998
                                                                                   ---------------   ---------------
Numerator:

  Net income                                                                               $6,426            $3,574
  Preferred stock dividends, net of tax benefits                                             (263)             (583)
                                                                                   ---------------   ---------------
  Income available to common stockholders - Basic                                           6,163             2,991
                                                                                   ---------------   ---------------

  Effect of dilutive securities:

    Series C preferred stock dividends                                                          -               191
    Series D preferred stock dividends                                                          -               128
    Series B preferred stock dividends, net of tax benefits                                   263               264
    Series B preferred stock dividend differential                                           (263)             (264)
                                                                                   ---------------   ---------------
                                                                                                -               319
                                                                                   ---------------   ---------------

  Income available to common stockholders - Diluted                                        $6,163            $3,310
                                                                                   ===============   ===============

Denominator:

  Weighted average common shares outstanding - Basic                                    7,893,990         7,994,526
                                                                                   ---------------   ---------------

  Effect of dilutive securities:

    Stock-based compensation plans                                                        574,576           704,120
    Series C convertible preferred stock                                                1,500,000         1,500,000
    Series D convertible preferred stock                                                  900,000           900,000
    Series B convertible preferred stock                                                1,258,097         1,266,882
                                                                                   ---------------   ---------------
                                                                                        4,232,673         4,371,002

                                                                                   ---------------   ---------------
  Weighted average common and common equivalent shares

    outstanding - Diluted                                                              12,126,663        12,365,528
                                                                                   ===============   ===============

Basic earnings per common share                                                             $0.78             $0.37
Diluted earnings per common share                                                           $0.51             $0.27


2. Stock Split

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

3.  Operating Segment Information

    Turner's one reportable operating segment is our construction segment; however, information regarding the real estate segment is also presented. The construction segment provides general contracting, construction management, and consulting services.

    The Consolidated Statements of Operations provides information regarding segment profit/loss and segment revenues. The value of construction completed related to Turner's products and services provided by our construction segment was:



                                                      Three Months Ended
                                                           March 31,
                                                     1999             1998
                                                -------------    -------------
General contracting                                 $867,602          $791,952
Construction management                               53,970           109,583
Consulting                                             6,440             4,903
                                                -------------    -------------
   Construction segment total                       $928,012          $906,438
                                                =============    =============


   Turner's revenue and assets predominantly relate to our United States operations, with immaterial amounts related to foreign operations.

   In 1998, Turner adopted Statement of Financial Accounting Standard
("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revised the disclosures about our operating segments. Turner has presented quarterly information to conform to the new disclosure requirements.

4.  Comprehensive Income

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

5.  Planned Redemption of the Series B Preferred Stock

  Our employee stock ownership plan holds all of the outstanding Series B Preferred Stock. We currently plan to redeem the Series B Preferred Stock on or about July 1, 1999. We anticipate that, prior to the redemption, the plan will convert the Series B Preferred Stock into common stock if the market price for our common stock then exceeds approximately $14.31 per share. If the conversion does not occur, we plan to pay the redemption price of approximately $18.0 million principally by issuing our common stock valued at its then current market price. In that event, the number of shares of common stock to be issued may exceed 1,258,097 shares.

  We also plan to terminate our employee stock ownership plan on or after July 7, 1999. In connection with the termination, we anticipate that the plan will, after all regulatory approvals have been obtained, distribute to plan participants the common stock or other assets to which they are entitled. We also anticipate that participants, in turn, will have the opportunity to roll-over their distribution into our Section 401(k) tax deferred savings plan. Turner's goal is for the distribution to occur in the fourth quarter of 1999.

Item 2  Management's Discussion & Analysis of Financial Condition and Results
------
of Operations

Results of Operations

  The following table summarizes the consolidated results of operations and the related percentages of revenues for the three months ended March 31, 1999 and 1998.

                                                                         Three Months Ended March 31,
                                                   ---------------------------------------------------------------------
                                                                  1998                                  1999
                                                   -------------------------------       -------------------------------
                                                                            (Dollars in thousands)

Revenue from construction contracts                       $814,435          100.00%             $874,136          100.00%
Cost of construction contracts                             792,859           97.35%              846,346           96.82%
                                                   -------------------------------       -------------------------------
  Earnings from construction contracts                      21,576            2.65%               27,790            3.18%
Construction operating expenses                             13,671            1.68%               15,137            1.73%
General and administrative expenses                          2,583            0.32%                3,572            0.41%
                                                   -------------------------------       -------------------------------
  Income from construction operations                        5,322            0.65%                9,081            1.04%
Losses from real estate operations                            (179)          (0.02%)                (148)          (0.02%)
Interest expense                                              (218)          (0.02%)                (194)          (0.02%)
Interest and other income, net                               1,574            0.19%                2,534            0.29%
                                                   -------------------------------       -------------------------------
  Income before income taxes                                 6,499            0.80%               11,273            1.29%
Income tax provision                                         2,925            0.36%                4,847            0.55%
                                                   -------------------------------       -------------------------------
  Net income                                              $  3,574            0.44%             $  6,426            0.74%
                                                   ===============================       ===============================


  Revenue from construction contracts was $874 million for the first quarter of 1999 versus $814 million for the same period in 1998, an increase of 7% due to the continuation of a strong general building construction market across the United States. The value of construction completed was $928 million for the first quarter of 1999 versus $906 million for the same period in 1998, an increase of 2%.

  Earnings from construction contracts were $27.8 million for the first quarter of 1999 versus $21.6 million for the same period in 1998, an increase of 29%. These results reflect not only the growth in construction revenue but also an improvement in margins for new contracts secured over the past several years. As a percentage of revenue, earnings from construction contracts increased to 3.18% for the first quarter of 1999 from 2.65% for the same period in 1998.

  Construction operating expenses, which are costs incurred by Turner's construction operating units and subsidiaries that are not directly attributable and charged to construction contracts, were $15.1 million for the first quarter of 1999 versus $13.7 million for the same period in 1998, an increase of 11%.
We attribute the increase to an increase in expenses related to Turner's incentive compensation plan as a result of improved earnings.

  General and administrative expenses, representing corporate overhead expenses, were $3.6 million for the first quarter of 1999 versus $2.6 million for the same period in 1998, an increase of 38% due primarily to an increase in expenses related to Turner's incentive compensation plan as a result of improved earnings.

  Income from construction operations, reflecting the factors discussed above, was $9.1 million for the first quarter of 1999 versus $5.3 million for the same period in 1998, an increase of 71%. As a percentage of earnings from construction contracts, income from construction operations was 33% for the first quarter of 1999 versus 25% for the same period in 1998.

  Losses from real estate operations were $0.1 million for the first quarter of 1999 versus $0.2 million for the same period in 1998. Losses from real estate operations included depreciation and amortization expense of $0.4 million for the first quarter of 1999 and the first quarter of 1998. Because these are non-cash expenses, Turner's real estate operations generated positive cash flow after payments of interest on real estate debt for each of these quarters.

  Interest expense was $0.2 million for the first quarter of 1999 virtually unchanged compared to the same period in 1998.

  Interest and Other income, net was $2.5 million for the first quarter of 1999 versus $1.6 million for the same period in 1998, an increase of 61% due to increased income from higher investment balances of cash and cash equivalents and marketable securities. We have been able to maintain these higher investment balances due to increased construction activity, higher levels of profitability and improved cash management practices.

  Net Income was $6.4 million for the first quarter of 1999 versus $3.6 million for the same period in 1998, an increase of 80%. Basic earnings per share were $0.78 for the first quarter of 1999 versus $0.37 for the same period in 1998; both after taking into account dividends paid to the preferred stockholders. Diluted earnings per share were $0.51 for the first quarter of 1999 versus $0.27 for the same period in 1998.

  Value of new contracts secured was $1.1 billion for the first quarter of 1999 versus $0.9 million for the same period in 1998, an increase of 12%. We attribute the improvement to our increased market penetration in various general building market sectors in which we compete.

  The backlog of value of construction to be completed was $4.8 billion as of March 31, 1999 versus $4.5 billion as of December 31, 1998, an increase of 6%. Anticipated earnings associated with backlog from construction contracts stood at a record $121.0 million as of March 31, 1999 versus $113.2 million as of December 31, 1998, an increase of 7%. We attribute the improvement to our increased market penetration in various general building market sectors in which we compete and our enhanced sales and marketing effort.

  Estimated earnings from construction contracts, which represents the anticipated earnings associated with the estimated value of construction to be completed, cannot and should not be used as the basis for predicting future operating results. In addition, because of the varying proportion of general contracting, construction management, and construction consulting contracts, the relationship of value of work completed and earnings from construction contracts are not necessarily meaningful in the short run.

Financial Condition

  As of March 31, 1999, Turner had cash, cash equivalents and marketable securities of $265.9 million, compared with $281.6 million as of December 31, 1998 and $172.1 million as of December 31, 1997. Management believes Turner's current cash position, in addition to cash flows from construction activities, its $45.0 million revolving credit facility and amounts available from overnight credit facilities, will be sufficient to support Turner's short-term and foreseeable long-term requirements.

  Cash flows for the first quarter of 1999 resulted in a net decrease of funds of $9.0 million. Cash flows used in operating activities amounted to $14.4 million due primarily to an increase in construction activity and the timing of associated receipts and disbursements. Cash flows provided by investing activities amounted to $6.3 million, principally due to purchases and sales of marketable securities. Cash used in financing activities amounted to $0.8 million and was primarily attributable to stock repurchases.

  Turner has a $45.0 million unsecured revolving credit facility that can be used for borrowings for general corporate purposes. The facility matures in 2001 and contains two one-year extension options. Turner also maintains $8.5 million of overnight credit facilities with various banks. Turner had no borrowings under these facilities during 1997, 1998 or the first quarter of 1999.

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

  Turner has developed, and is implementing a plan, the goal of which is to assure that Turner will achieve Year 2000 readiness in time to avoid significant Year 2000 failures. We are proceeding with our assessment of the Year 2000 readiness issues for our computer systems, business processes, facilities and equipment to assure their continued functionality. We are also continuing our assessment of the readiness of external entities, including subcontractors, suppliers, vendors, and customers that interface with us. To that end, Turner has taken the following actions:

  . Computer Systems. Turner periodically upgrades its computer systems as its needs require. Since 1997, we have been upgrading the software for our financial, project management and human resources computer systems, and we expect this process to be completed by the second quarter of 1999. Vendors of our new computer systems certified them to be Year 2000 compliant. Turner's computer hardware is limited to stand-alone and networked desk-top systems. Turner has assessed the Year 2000 readiness of its computer hardware and potential risks to Turner's operations, and intends to replace those systems that may pose a risk to Turner's operations in 1999. With regard to computer equipment that is not Year 2000 compliant, but does not pose a risk to Turner, as, for example, a desk-top computer used for word processing, Turner intends in 1999 to replace that equipment as part of routine upgrading.

  . Business Processes. Turner has and continues to assess the potential impact of Year 2000 on its business processes. Internally, Turner has prepared and distributed a memorandum outlining a plan of preparedness to all of Turner's financial managers in our headquarters and business units. The plan requires each manager to assess the risks of Year 2000 issues at his or her business unit or department, and it describes Turner's policies on testing, upgrading, and dealing with third parties as they relate to Year 2000. Each manager is required to report back to headquarters on his or her assessment of the unit's readiness. We have modified our contract terms for any subcontractor hired to install or construct structures or provide equipment that may be affected by Year 2000 issues. The contract terms require the subcontractor or vendor to represent and warrant that the work performed by the subcontractor or the equipment sold by the vendor is Year 2000 compliant. The subcontractor or the vendor also must agree to indemnify Turner and the owner of the building from any claims arising out of the breach of such representation and warranty. Turner is in the process of contacting its key suppliers and subcontractors regarding their Year 2000 readiness.

  . Facilities and Equipment. Turner does not actually own or operate significant construction machinery, but we have implemented a policy of inquiring as to the Year 2000 compliance of subcontractors' equipment and compliant components in our New York headquarters and are assessing the equipment of other offices. The cost of our phone switch upgrade was under $50,000. Although Turner intends to upgrade its e-mail and networking software and hardware by mid-1999, we will still be vulnerable to any Year 2000 problems incurred by third-party telecommunications companies.

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

  (b) During the three months ended March 31, 1999 no Form 8-K was filed.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                             THE TURNER CORPORATION
                                             ----------------------
                                                    (Registrant)



Date:  May 3, 1999                           /s/ R. E. Fee
                                             -------------
                                             (Signature)
                                             R. E. Fee
                                             President and
                                             Chief Operating Officer



Date:  May 3, 1999                           /s/ D. G. Sleeman
                                             -----------------
                                             (Signature)
                                             D. G. Sleeman
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Chief Accounting Officer