Form 10-Q
period 1999-06-30
TURNER CORP
filed 1999-08-11
CIK 743475

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended June 30, 1999       Commission File No. 1-8719
     -------------------------------       --------------------------



                            THE TURNER CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             DELAWARE                                  13-3209884
--------------------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S.Employer Identification No.)
     incorporation or organization)



     375 Hudson Street, New York, New York               10014
--------------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code:      (212) 229-6000
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

Yes [X]   No [   ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1999: 9,178,156.

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



                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements
------

Company or group of companies for which report is filed:

              THE TURNER CORPORATION AND CONSOLIDATED SUBSIDIARIES

  The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the six months and three months ended June 30, 1999 and 1998, the consolidated statement of stockholders' equity for the six months ended June 30, 1999 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited, but in the opinion of the company's management reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for any six month and three month period are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in Turner's latest annual report.

                    The Turner Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                 (in thousands)

                                                                                      (unaudited)
                                                                                       June 30,         December 31,
                                                                                         1999                  1998
-----------------------------------------------------------------------------------------------------------------------

Assets

Cash and cash equivalents                                                               $  245,378           $  168,879
Marketable securities                                                                      127,965              112,766
Construction receivables:
  Due on contracts                                                                         468,086              358,502
  Retainage                                                                                215,641              188,148
  Unbilled construction costs and related earnings                                         175,542              159,093
Real estate                                                                                 39,686               40,494
Property and equipment, net                                                                 22,890               22,298
Prepaid pension cost                                                                        68,537               67,066
Other assets                                                                                13,880               11,817
                                                                                  ----------------      ---------------
Total assets                                                                            $1,377,605           $1,129,063
                                                                                  ================      ===============

Liabilities

Construction accounts payable and accrued expenses:
  Trade                                                                                 $  628,182           $  540,435
  Retainage                                                                                251,526              216,077
  Billings in excess of construction costs and related earnings                            188,253              128,029
Notes payable                                                                               19,398               18,891
Deferred income taxes                                                                       18,237               18,417
Other liabilities                                                                          167,521              118,448
                                                                                  ----------------      ---------------
Total liabilities                                                                        1,273,117            1,040,297

Stockholders' Equity

Series C, 8.5% cumulative convertible preferred stock, $1 par value                              9                    9
Series D, 8.5% cumulative convertible preferred stock, $1 par value                              6                    6
Series B cumulative convertible preferred stock, $1 par value                                    -                  839
Common stock, $1 par value                                                                   9,717                8,383
Paid in capital                                                                             48,295               45,392
Retained earnings                                                                           58,921               44,113
                                                                                  ----------------      ---------------
                                                                                           116,948               98,742
Less:     Loan to Employee Stock Ownership Plan                                               (859)              (1,832)
          Unearned compensation                                                             (2,606)                   -
          Treasury stock, at cost                                                           (8,995)              (8,144)
                                                                                  ----------------      ---------------
Total stockholders' equity                                                                 104,488               88,766
                                                                                  ----------------      ---------------
Total liabilities and stockholders' equity                                              $1,377,605           $1,129,063
                                                                                  ================      ===============

See Notes to Consolidated Financial Statements.

                    The Turner Corporation and Subsidiaries
                     Consolidated Statements of Operations
                      (in thousands, except share amounts)

                                                             (unaudited)                     (unaudited)
                                                          Six Months Ended               Three Months Ended
                                                              June 30,                        June 30,
                                                          1999             1998           1999           1998
----------------------------------------------------------------------------------------------------------------

Value of construction completed (see below)              $2,215,178     $1,940,054     $1,287,166     $1,033,616
----------------------------------------------------------------------------------------------------------------


Revenue from construction contracts                      $2,111,792     $1,737,854     $1,237,656     $  923,419
Cost of construction contracts                            2,050,687      1,694,031      1,204,341        901,172
                                                   ----------------   ------------   ------------   ------------
Earnings from construction contracts                         61,105         43,823         33,315         22,247
Construction operating expenses                              31,404         27,765         16,267         14,094
General and administrative expenses                           7,204          5,213          3,632          2,630
                                                   ----------------   ------------   ------------   ------------
Income from construction operations                          22,497         10,845         13,416          5,523
Losses from real estate operations (see below)                 (376)          (305)          (228)          (126)
Interest expense                                               (411)          (458)          (217)          (240)
Interest and other income, net                                5,337          3,894          2,803          2,320
                                                   ----------------   ------------   ------------   ------------
Income before income taxes                                   27,047         13,976         15,774          7,477
Income tax provision                                         11,630          6,289          6,783          3,364
                                                   ----------------   ------------   ------------   ------------
Net income                                               $   15,417     $    7,687     $    8,991     $    4,113
                                                   ================   ============   ============   ============

Earnings per common share:
  Basic                                                  $     1.88     $     0.81     $     1.09    $      0.44
  Diluted                                                $     1.22     $     0.58     $     0.71    $      0.31

Weighted average common shares outstanding                7,896,322      8,042,785      7,898,628      8,090,513
Weighted average common and common equivalent
  shares outstanding                                     12,129,485     12,345,591     12,132,367     12,392,495

----------------------------------------------------------------------------------------------------------------


Value of construction completed consists
 of the following:
Revenue from construction contracts                      $2,111,792     $1,737,854     $1,237,656     $  923,419
Construction costs incurred by owners in
 connection with work under construction
 management and similar contracts                           103,386        202,200         49,510        110,197
                                                   ----------------   ------------   ------------   ------------
Value of construction completed                          $2,215,178     $1,940,054     $1,287,166     $1,033,616
                                                   ================   ============   ============   ============

Real estate operations consist of the following:
Rental and other income                                  $      929     $      952     $      471     $      494
Cost of operations                                             (550)          (503)          (321)          (243)
Depreciation and amortization expense                          (755)          (754)          (378)          (377)
                                                   ----------------   ------------   ------------   ------------
Losses from real estate operations                       $     (376)    $     (305)    $     (228)    $     (126)
                                                   ================   ============   ============   ============

See Notes to Consolidated Financial Statements.

                    The Turner Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1999
                      (in thousands, except share amounts)

                                                                                              (unaudited)
                                                                                      Shares               Amount
---------------------------------------------------------------------------------------------------------------------

Convertible preferred stock, Series C
Balance as of January 1 and June 30                                                       9,000              $      9
                                                                                ---------------      ----------------

Convertible preferred stock, Series D
Balance as of January 1 and June 30                                                       6,000                     6
                                                                                ---------------      ----------------

Convertible preferred stock, Series B
Balance as of January 1                                                                 838,731                   839
Preferred stock retired                                                                  (1,601)                   (2)
Conversion of Series B preferred stock to common stock                                 (837,130)                 (837)
                                                                                ---------------      ----------------
Balance as of June 30                                                                         -                     -
                                                                                ---------------      ----------------

Common stock
Balance as of January 1                                                               8,382,581                 8,383
Common stock issued                                                                      78,320                    78
Conversion of Series B preferred stock to common stock                                1,255,695                 1,256
                                                                                ---------------      ----------------
Balance as of June 30                                                                 9,716,596                 9,717
                                                                                ---------------      ----------------

Paid in capital
Balance as of January 1                                                                                        45,392
Excess of proceeds over par value of common stock issued                                                          658
Conversion of Series B preferred stock to common stock                                                           (419)
Retirement of Series B preferred stock                                                                            (43)
Tax benefits from stock options exercised                                                                         101
Issuance of stock awards                                                                                        2,606
                                                                                                     ----------------
Balance as of June 30                                                                                          48,295
                                                                                                     ----------------

Retained earnings
Balance as of January 1                                                                                        44,113
Net income                                                                                                     15,417
Dividends on Series B preferred stock                                                                          (1,050)
Tax benefits on Series B preferred stock dividends                                                                441
                                                                                                     ----------------
Balance as of June 30                                                                                          58,921
                                                                                                     ----------------

Loan to Employee Stock Ownership Plan (ESOP)
Balance as of January 1                                                                                        (1,832)
Repayment from loan to ESOP                                                                                       973
                                                                                                     ----------------
Balance as of June 30                                                                                            (859)
                                                                                                     ----------------

Unearned compensation
Balance as of January 1                                                                                             -
Issuance of stock awards                                                                                       (2,606)
                                                                                                     ----------------
Balance as of June 30                                                                                          (2,606)
                                                                                                     ----------------

Treasury stock
Balance as of January 1                                                                 503,434                (8,144)
Purchases of treasury stock                                                              55,932                  (866)
Treasury stock issued                                                                      (976)                   15
                                                                                ---------------      ----------------
Balance as of June 30                                                                   558,390                (8,995)
                                                                                ---------------      ----------------

Total stockholders' equity                                                                                   $104,488
                                                                                                     ================

See Notes to Consolidated Financial Statements.

                    The Turner Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                  (unaudited)
                                                                                Six Months Ended
                                                                                    June 30,
                                                                          1999                    1998
----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                            $ 15,417                $  7,687
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization expense                                    4,527                   4,635
    Net periodic pension charge (credit)                                    (1,471)                    700
    Changes in operating assets and liabilities:
     Increase in construction receivables                                 (153,526)                (21,597)
     Increase in construction accounts payable and accrued expenses        183,420                  71,686
     Increase in other assets                                               (2,761)                 (2,772)
     Increase in other liabilities                                          49,405                   7,356
                                                                    --------------          --------------
    Net cash provided by operating activities                               95,011                  67,695
                                                                    --------------          --------------

Cash flows from investing activities:
    Purchases of marketable securities                                     (55,230)               (24,391)
    Proceeds from sale of marketable securities                             40,031                  14,944
    Distributions from real estate joint ventures                                -                      18
    Purchases of property & equipment                                       (2,991)                 (2,204)
    Proceeds from sale of property & equipment                                 297                      27
    Repayments on notes receivable                                             692                     458
                                                                    --------------          --------------
    Net cash used in investing activities                                  (17,201)                (11,148)
                                                                    --------------          --------------

Cash flows from financing activities:
    Common stock issued                                                        736                   1,585
    Cash dividends to preferred stockholders                                (1,050)                 (1,547)
    Principal payments under capital lease obligations                      (1,104)                 (1,001)
    Purchases of treasury stock                                               (866)                 (2,014)
    Repayments from loan to ESOP                                               973                     762
                                                                    --------------          --------------
    Net cash used in financing activities                                   (1,311)                (2,215)
                                                                    --------------          --------------

     Net increase in cash and cash equivalents                              76,499                  54,332
     Cash and cash equivalents at beginning of period                      168,879                 153,241
                                                                    --------------          --------------
     Cash and cash equivalents at end of period                           $245,378                $207,573
                                                                    ==============          ==============

----------------------------------------------------------------------------------------------------------


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
     Interest                                                             $    345                $    378
     Income taxes, net                                                      12,116                   6,982
    Noncash investing activities:
     Note receivable from sale of net assets of construction
      affiliate                                                                  -                   1,200
    Noncash financing activities:
     Conversion of Series B convertible preferred stock to common
      stock                                                                  1,256                       -
     Treasury stock issued under stock-based compensation plans                  -                     869
     Issuance of stock awards                                                2,606                       -
     Capital lease obligations incurred by the company                       1,611                   1,284

See Notes to Consolidated Financial Statements.

                    The Turner Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (in thousands, except share amounts; unaudited)

1.    Earnings Per Share

The following table reconciles the components of basic and diluted earnings per common share for the six months ended June 30, 1999 and 1998.


                                                                                        1999              1998
                                                                                   ---------------   ---------------
Numerator:
  Net income                                                                              $15,417            $7,687
  Preferred stock dividends, net of tax benefits                                             (609)           (1,165)
                                                                                   ---------------   ---------------
  Income available to common stockholders - Basic                                          14,808             6,522
                                                                                   ---------------   ---------------

  Effect of dilutive securities:
    Series C preferred stock dividends                                                          -               383
    Series D preferred stock dividends                                                          -               255
    Series B preferred stock dividends, net of tax benefits                                   609               527
    Series B preferred stock dividend differential                                           (609)             (527)
                                                                                   ---------------   ---------------
                                                                                                -               638
                                                                                   ---------------   ---------------

  Income available to common stockholders - Diluted                                       $14,808            $7,160
                                                                                   ===============   ===============

Denominator:
  Weighted average common shares outstanding - Basic                                    7,896,322         8,042,785
                                                                                   ---------------   ---------------

  Effect of dilutive securities:
    Stock-based compensation plans                                                        582,898           638,538
    Series C convertible preferred stock                                                1,500,000         1,500,000
    Series D convertible preferred stock                                                  900,000           900,000
    Series B convertible preferred stock                                                1,250,265         1,264,268
                                                                                   ---------------   ---------------
                                                                                        4,233,163         4,302,806
                                                                                   ---------------   ---------------
  Weighted average common and common equivalent shares
    outstanding - Diluted                                                              12,129,485        12,345,591
                                                                                   ===============   ===============

Basic earnings per common share                                                           $  1.88           $  0.81
Diluted earnings per common share                                                         $  1.22           $  0.58


2.  Comprehensive Income

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

  The Consolidated Statements of Operations provides information regarding segment profit/loss and segment revenues. The value of construction completed related to Turner's products and services provided by our construction segment was:

                                                               Six Months Ended
                                                                   June 30,
                                                            1999             1998
                                                       -------------    -------------
General contracting                                       $2,096,529       $1,699,953
Construction management                                      105,285          230,236
Consulting                                                    13,364            9,865
                                                       -------------    -------------
  Construction segment total                              $2,215,178       $1,940,054
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

4.  Conversion of the Series B Preferred Stock

  On June 30, 1999, the Series B convertible preferred stock, held by our ESOP, was converted into common stock. The number of shares of common stock issued was 1,255,695. The loan to fund the ESOP was repaid to Turner. Additionally, Turner repaid the bank loan used to fund Turner's loan to the ESOP. Final payments on both loans were made on July 7, 1999.

  We plan to terminate the ESOP after all regulatory approvals have been obtained. In connection with the termination, the plan will distribute to plan participants the common stock to which they are entitled. We anticipate that participants, in turn, will have the opportunity to roll-over their distribution into our Section 401(k) tax deferred savings plan.

Item 2          Management's Discussion & Analysis of Financial Condition
------          and Results of Operations

Results of Operations

  The following table summarizes the consolidated results of operations and the related percentages of revenues for the three months ended June 30, 1999 and 1998.

                                                                  1999                                  1998
                                                   -------------------------------       -------------------------------
                                                                           (Dollars in thousands)

Revenue from construction contracts                     $1,237,656          100.00%             $923,419          100.00%
Cost of construction contracts                           1,204,341           97.31%              901,172           97.59%
                                                   -------------------------------       -------------------------------
  Earnings from construction contracts                      33,315            2.69%               22,247            2.41%
Construction operating expenses                             16,267            1.32%               14,094            1.53%
General and administrative expenses                          3,632            0.29%                2,630            0.28%
                                                   -------------------------------       -------------------------------
  Income from construction operations                       13,416            1.08%                5,523            0.60%
Losses from real estate operations                            (228)          (0.02%)                (126)          (0.01%)
Interest expense                                              (217)          (0.02%)                (240)          (0.03%)
Interest and other income, net                               2,803            0.23%                2,320            0.25%
                                                   -------------------------------       -------------------------------
  Income before income taxes                                15,774            1.27%                7,477            0.81%
Income tax provision                                         6,783            0.54%                3,364            0.36%
                                                   -------------------------------       -------------------------------
  Net income                                            $    8,991            0.73%             $  4,113            0.45%
                                                   ===============================       ===============================


  Revenue from construction contracts was $1.2 billion for the second quarter of 1999 versus $923 million for the same period in 1998, an increase of 34%. For the first six months of 1999, revenue from construction contracts was $2.1 billion versus $1.7 billion for the first six months of 1998, an increase of 22%. These results not only reflect the continuation of a strong general building construction market across the United States but also our efforts in penetrating those regions and industry sectors which offer significant growth potential. The value of construction completed was $2.2 billion for the first six months of 1999 versus $1.9 billion for the first six months of 1998, an increase of 14%.

  Earnings from construction contracts were $33.3 million for the second quarter of 1999 versus $22.2 million for the same period in 1998, an increase of 50%. For the first six months of 1999, earnings from construction contracts were $61.1 million versus $43.8 million for the first six months of 1998, an increase of 39%. The increase in earnings reflects the current favorable market conditions as well as the improvement in margins for new contracts secured over the past several years. As a percentage of revenue, earnings from construction contracts increased to 2.69% for the second quarter of 1999 from 2.41% for the same period in 1998.

  Construction operating expenses, which are costs incurred by Turner's construction operating units and subsidiaries that are not directly attributable and charged to construction contracts, were $16.3 million for the second quarter of 1999 versus $14.1 million for the same period in 1998, an increase of 15%. For the first six months of 1999, construction operating expenses were $31.4 million versus $27.8 million for the first six months of 1998, an increase of 13%. We attribute the increase primarily to an increase in expenses related to Turner's incentive compensation plan as a result of improved earnings.

  General and administrative expenses, representing corporate overhead expenses, were $3.6 million for the second quarter of 1999 versus $2.6 million for the same period in 1998, an increase of 38%. For the first six months of 1999, general and administrative expenses were $7.2 million versus $5.2 million for the first six months of 1998, an increase of 38%. The increase is also due primarily to an increase in expenses related to Turner's incentive compensation plan as a result of improved earnings.

  Income from construction operations, reflecting the factors discussed above, was $13.4 million for the second quarter of 1999 versus $5.5 million for the same period in 1998, an increase of 143%. For the first six months of 1999, income from construction operations was $22.5 million versus $10.8 million for the first six months of 1998, an increase of 107%. As a percentage of earnings from construction contracts, income from construction operations was 40% for the second quarter of 1999 versus 25% for the same period in 1998.

  Losses from real estate operations were $0.2 million for the second quarter of 1999 versus $0.1 million for the same period in 1998. For the first six months of 1999, losses from real estate operations were $0.4 million versus $0.3 million for the first six months of 1998. Losses from real estate operations included depreciation and amortization expense of $0.4 million for the second quarter of 1999 and the second quarter of 1998. Because these are non-cash expenses, Turner's real estate operations generated positive cash flow after payments of interest on real estate debt for each of these quarters.

  Interest expense was $0.2 million for the second quarter of 1999 virtually unchanged compared to the same period in 1998. For the first six months of 1999, interest expense was $0.4 million versus $0.5 million for the first six months of 1998.

  Interest and other income, net was $2.8 million for the second quarter of 1999 versus $2.3 million for the same period in 1998, an increase of 21%. For the first six months of 1999, interest and other income, net was $5.3 million versus $3.9 million for the first six months of 1998, an increase of 37%. This increase is due to higher investment balances of cash and cash equivalents and marketable securities. We have been able to maintain these higher investment balances due to increased construction activity, higher levels of profitability and cash management practices.

  Net income was $9.0 million for the second quarter of 1999 versus $4.1 million for the same period in 1998, an increase of 119%. For the first six months of 1999, net income was $15.4 million versus $7.7 million for the first six months of 1998, an increase of 101%. Basic earnings per share were $1.09 for the second quarter of 1999 versus $0.44 for the same period in 1998; both after taking into account preferred stock dividends. Diluted earnings per share were $0.71 for the second quarter of 1999 versus $0.31 for the same period in 1998.

  Value of new contracts secured was $1.4 billion for the second quarter of 1999 versus $1.5 billion for the same period in 1998. New contracts secured in the second quarter included the new Denver Broncos Stadium in Denver, Colorado; a major fit-out assignment for the Metropolitan Transportation Authority at 2 Broadway in New York City; multiple biotech research projects for the Genzyme Corporation at their Framingham, Massachusetts campus, and Wayne State University Fitness Center in Detroit Michigan.

  The backlog of value of construction to be completed was $5.0 billion as of June 30, 1999 versus $4.5 billion as of December 31, 1998, an increase of 12%. Anticipated earnings associated with backlog from construction contracts stood at a record $128.1 million as of June 30, 1999 versus $113.2 million as of December 31, 1998, an increase of 13%. We attribute the improvement to our increased market penetration in various general building market sectors in which we compete and our enhanced sales and marketing effort.

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

Financial Condition

  As of June 30, 1999, Turner had cash, cash equivalents and marketable securities of $373.3 million, compared with $281.6 million as of December 31, 1998 and $172.1 million as of December 31, 1997. Management believes Turner's current cash position, in addition to cash flows from construction activities, its $45.0 million revolving credit facility and amounts available from overnight credit facilities, will be sufficient to support Turner's short-term and foreseeable long-term requirements.

  Cash flows for the six months ended June 30, 1999 resulted in a net increase of funds of $76.5 million. Cash flows provided by operating activities amounted to $95.0 million due primarily to an increase in construction activity and the timing of associated receipts and disbursements. Cash flows used in investing activities amounted to $17.2 million, principally due to purchases and sales of marketable securities. Cash used in financing activities amounted to $1.3 million and was primarily attributable to principal payments under capital lease obligations.

  Turner has a $45.0 million unsecured revolving credit facility that can be used for borrowings for general corporate purposes. The facility matures in 2001 and contains two one-year extension options. Turner also maintains $8.5 million of overnight credit facilities with various banks. Turner had no borrowings under these facilities during 1997, 1998 or the first six months of 1999.

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

  Turner has developed, and is implementing a plan, the goal of which is to assure that Turner will achieve Year 2000 readiness in time to avoid significant Year 2000 failures. We are proceeding with our assessment of the Year 2000 readiness issues for our computer systems, business processes, facilities and equipment to assure their continued functionality. We are also continuing our assessment of the readiness of external entities, including subcontractors, suppliers, vendors, and customers that interface with us. To that end, Turner has taken the following actions:

  . Computer Systems. Turner periodically upgrades its computer systems as its needs require. We have substantially completed upgrading our software for our financial, project management and human resources computer systems. Vendors of our new computer systems certified them to be Year 2000 compliant. Turner's computer hardware is limited to stand-alone and networked desk-top systems. Turner has assessed the Year 2000 readiness of its computer hardware and potential risks to Turner's operations, and intends to replace those systems that may pose a risk to Turner's operations in 1999. With regard to computer equipment that is not Year 2000 compliant, but does not pose a risk to Turner, as, for example, a desk-top computer used for word processing, Turner intends in 1999 to replace that equipment as part of routine upgrading.

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

  . Facilities and Equipment. Turner does not actually own or operate significant construction machinery, but we have implemented a policy of inquiring as to the Year 2000 compliance of subcontractors' equipment. We are also assessing computer related facilities and equipment in our New York headquarters and other offices. The cost of our phone switch upgrade was under $50,000. Although Turner has substantially completed upgrading its e-mail and networking software and hardware, we will still be vulnerable to any Year 2000 problems incurred by third-party telecommunications companies.

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

                          Part II - OTHER INFORMATION




Item 6  Exhibits and Reports on Form 8-K
------

  (a)   Exhibits:

        No.          Description
        --           -----------

        10(d)(iii)   Agreement, dated as of April 22,1999,      Incorporated herin by reference to exhibits filed
                     among Karl Steiner Holding AG ("KSH"),     with Amendment No. 4 to Schedule 13D, filed
                     EBS Holding AG, PSW Holding AG,            July 6, 1999, by EBSPSW Holding AG and others.
                     EBSPSW Holding AG and Turner.

        10(d)(iv)    Letter Agreement, dated April 8, 1999,     Incorporated herin by reference to exhibits filed
                     between KSH and Turner.                    with Amendment No. 4 to Schedule 13D, filed
                                                                July 6, 1999, by EBSPSW Holding AG and others.

        11           Computation of earnings per share.         Incorporated herein by reference to Note 1 to the
                                                                Company's Consolidated Financial Statements.

  (b)   During the six months ended June 30, 1999, no Form 8-K was filed.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                             THE TURNER CORPORATION
                                             ----------------------
                                                    (Registrant)



Date:  August 10, 1999                       /s/ R. E. Fee
                                             -------------------------------
                                             (Signature)
                                             R. E. Fee
                                             President and
                                             Chief Operating Officer



Date:  August 10, 1999                       /s/ D. G. Sleeman
                                             -------------------------------
                                             (Signature)
                                             D. G. Sleeman
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Chief Accounting Officer